Form 10-K
period 1993-12-31
COLTEC INDUSTRIES INC
filed 1994-03-22
CIK 201493

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM               TO
                         COMMISSION FILE NUMBER 1-7568

                             COLTEC INDUSTRIES INC
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                          13-1846375
     (State of Incorporation)          (I.R.S. Employer Identification
                                                    No.)
         430 PARK AVENUE,
          NEW YORK, N.Y.                            10022
       (Address of principal                     (Zip Code)
        executive offices)

       Registrant's telephone number, including area code: (212) 940-0400
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                      NAME OF EACH EXCHANGE
                      TITLE OF EACH CLASS                              ON WHICH REGISTERED
- ---------------------------------------------------------------  -------------------------------
Common Stock, par value $.01 per share.........................  New York Stock Exchange
                                                                 Pacific Stock Exchange
11 1/4% Debentures Due December 1, 2015........................  Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    On February 25, 1994, there were outstanding 69,762,203 shares of the registrant's Common Stock, par value $.01 per share. On February 25, 1994, the aggregate market value of the registrant's voting stock (based on a closing price of $20.00 per share as reported by the Composite Tape Association) held by non-affiliates was $971,378,700. For purposes of the foregoing calculation, all directors and officers of the registrant have been deemed to be affiliates, but the registrant disclaims that any of such directors or officers is an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1993 Annual Report to its shareholders are incorporated by reference into Part I (Item 1), Part II (Items 6, 7 and 8) and
Part IV (Item 14) hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    Coltec Industries Inc and its consolidated subsidiaries (together referred to as "Coltec") manufacture and sell a diversified range of highly-engineered aerospace, automotive and industrial products in the United States and, to a lesser extent, abroad. Coltec's operations are conducted through three principal segments: Aerospace/Government, Automotive and Industrial. Set forth below is a description of the business conducted by the respective divisions within
Coltec's three industry segments. The tabular five-year presentation of financial information in respect of each industry segment under the caption
"Industry Segment Information" of Coltec's 1993 Annual Report to its shareholders and the information in Note 11 of the Notes to Financial Statements of Coltec's 1993 Annual Report to its shareholders are incorporated herein by reference.

AEROSPACE/GOVERNMENT

    Through its Aerospace/Government segment, Coltec is a leading manufacturer of landing gear systems, engine fuel controls, turbine blades, fuel injectors, nozzles and related components for commercial and military aircraft, and also produces high-horsepower diesel engines for naval ships and diesel, gas and dual-fuel engines for electric power plants. The divisions, principal products and principal markets of the Aerospace/Government segment are as follows:

          DIVISIONS                 PRINCIPAL PRODUCTS              PRINCIPAL MARKETS
- -----------------------------  -----------------------------  -----------------------------
Menasco                        Aircraft landing gear systems  Commercial and military
                                and components, flight         aircraft manufacturers
                                control actuation systems
                                and other aircraft
                                components
Chandler Evans Control         Aircraft fuel pumps and        Aircraft engine manufacturers
 Systems                        control systems
Walbar                         Blades, vanes and discs for    Aircraft engine manufacturers
                                jet engines
Delavan Gas Turbine Products   Fuel injectors, spraybars and  Aircraft engine manufacturers other components for gas
                                turbine engines
Lewis Engineering              Cockpit instrumentation and    Commercial and military
                                sensors                        aircraft and engine
                                                               manufacturers
Fairbanks Morse Engine         Large engines powered by       U.S. Navy, electric utilities
                                diesel fuel or natural gas

    With reductions in domestic military spending, Coltec has placed an increasing emphasis on sales by its Aerospace/Government segment to commercial aircraft manufacturers. In addition to producing landing gear for various Boeing, McDonnell Douglas and other aircraft, Coltec has been awarded a contract to supply main landing gear for the Boeing 737-700 aircraft. In the case of Coltec's successful bid to become the supplier of landing gear for the Boeing 777 aircraft, Coltec developed and delivered the first landing gear set ahead of schedule in August 1993. Coltec has also been successful in increasing its penetration of the commercial aircraft engine market, including the commuter aircraft and general aviation markets, through its Chandler Evans Control Systems, Walbar and Delavan Gas Turbine Divisions. See "Aerospace Controls", "Aircraft Engine Components" and "Gas Turbine Products" below.

    In most of the divisions in this segment, Coltec is a leading manufacturer in the markets it services and has focused its efforts on manufacturing quality products involving a high engineering content or proprietary technology. In many cases in which Coltec developed components for use in a specific aircraft, Coltec has become the primary source for replacement parts and, in some cases, service for these products in the aftermarket. Many of the programs for which Coltec has been awarded a contract or for which Coltec has been selected as a manufacturer are subject to termination or modification. See "--Contract Risks".

LANDING GEAR SYSTEMS

    Coltec, through its Menasco Aerosystems and Menasco Overhaul Divisions and its Canadian subsidiary, Menasco Aerospace Ltd. (collectively referred to as "Menasco"), designs, manufactures and markets landing gear systems, parts and components for medium-to-heavy commercial aircraft and for military aircraft and provides spare parts and overhaul services for these products. Menasco is one of the leading suppliers of landing gear for medium-to-heavy commercial and military aircraft. It also designs and manufactures aircraft flight control actuation systems and is a team leader in a flight control systems research and development program directed toward the design, validation and implementation of advanced "fly-by-wire/fly-by-light" flight control technology. Landing gear, including components, parts, and overhaul services for landing gear, accounted for approximately 87% of Menasco's sales and 11% of Coltec's sales during 1993. For the years 1993, 1992 and 1991, commercial sales accounted for 62%, 73% and 70%, respectively, of Menasco's total sales.

    Menasco has been awarded contracts to supply the main and nose landing gear for the Boeing 777 aircraft. Delivery of landing gear for the Boeing 777 aircraft commenced in 1993. The Boeing Company ("Boeing") has announced that 147 firm orders and options for an additional 108 of its 777 aircraft have been placed as of December 31, 1993. Menasco has been selected to replace a competitor as the supplier of the main landing gear for the Fokker Fo-100 aircraft as well as to supply the main landing gear and flight controls for the Fokker Fo-70. Menasco has supplied most of the flight controls for the Fo-100 since this aircraft was introduced. Other commercial programs for which Menasco is currently producing landing gear and flight controls include the main and nose landing gear for the Boeing 757 aircraft, the main landing gear for the Boeing 737 aircraft, the nose landing gear for the Boeing 767 aircraft, the main landing gear for the McDonnell Douglas MD-80/90 aircraft, the flight controls for the Canadair RJ-601 aircraft and landing gear components for the Airbus Industrie A-320 and A-330/340 aircraft.

    Menasco is supplying the main and nose landing gear for the Taiwanese Indigenous Defense Fighter being built for the Taiwanese government and is developing the main and nose landing gear for the Lockheed/Boeing F-22 Advanced Tactical Fighter. Other military programs for which Menasco is currently producing landing gear and flight controls include the main and tail landing gear for the McDonnell Douglas AH-64 Apache helicopter, the nose landing gear and flight controls for the McDonnell Douglas C-17 military transport, the main and nose landing gear for the F-16 aircraft produced by Lockheed Corp. ("Lockheed") and the Lockheed C-130 military transport.

    Landing gear and flight controls are designed for specific aircraft and produced by a single manufacturer. Menasco has been the sole supplier of this equipment for each program it has been awarded. The price of landing gear constitutes approximately 2% of the total cost of an aircraft.

    Menasco joined with Messier-Bugatti for the development and production of landing gear for the Boeing 777 and the Airbus 330/340 aircraft and has agreed to cooperate on future ventures where appropriate, which may include Airbus and McDonnell Douglas programs, although no major commercial programs are currently formalized.

    In addition to manufacturing and marketing aircraft landing gear and flight controls, Menasco provides complete overhaul services on a worldwide basis for landing gear and actuation systems through its overhaul facilities in the United States and Canada.

    In view of the relatively small number of medium-to-heavy aircraft manufacturers, Menasco's commercial sales of landing gear have historically been concentrated among a limited number of purchasers, primarily Boeing, McDonnell Douglas and Lockheed in the United States and Fokker in Europe.

    The market for landing gear is highly competitive, with a small number of airframe manufacturers evaluating potential suppliers based on design, price and record of past performance. Menasco has made significant investments in long-term marketing to promote working relationships with customers and to enhance Menasco's engineering department's understanding of customer requirements. Menasco believes it is this engineering expertise, together with its record of on-time delivery, quality and price, which has made Menasco one of the leading producers of medium-to heavy-aircraft landing gear worldwide. Menasco's primary domestic competitors are Cleveland Pneumatic Division of The B.F. Goodrich Company and Bendix Brake and Strut Division of Allied-Signal Inc. ("Allied-Signal"). Foreign competitors include Messier-Bugatti, Dowty of England and Dowty Canada Ltd. The overhaul business has become increasingly competitive. Menasco believes its competitive strengths in the overhaul business include its name, which carries a reputation for quality and service.

    Raw materials and finished products essential to Menasco's manufacturing operations are available in sufficient quantity from various sources.

AEROSPACE CONTROLS

    Coltec, through its Chandler Evans Control Systems Division ("Chandler Evans"), manufactures a variety of aircraft engine fuel control systems and fuel pumps and engine and aircraft components for the aerospace industry. Chandler Evans' products are highly engineered and contain proprietary technology. Principal customers for these products include gas turbine engine manufacturers, aircraft manufacturers, domestic and foreign airlines, commercial fleet operators and the military services. For the years 1993, 1992 and 1991, commercial sales accounted for 67%, 71% and 63%, respectively, of Chandler Evans' total sales.

    Chandler Evans produces for sale to the commercial aircraft engine market the main fuel pump for certain models of the General Electric CF-6 and CF-34 engines, both used on various commercial aircraft, and the Textron Lycoming LF-507 engine used on the British Aerospace BAe 146 aircraft. Chandler Evans also produces for sale to the military aircraft engine market the main fuel pump for certain models of the United Technologies F-100 engine used on the McDonnell Douglas F-15 aircraft, the main and afterburner fuel pumps for the General Electric F-404 engine used on the McDonnell Douglas F-18 aircraft and fuel control systems for the Textron Lycoming T-53 engine used on the Bell UH-1 Utility and Cobra attack helicopters. The main and afterburner pump for the GE-414 engine is currently in development. Except for the General Electric CF-6 and the United Technologies F-100 (for which different manufacturers supply components for specific engine versions having different thrust), Chandler Evans is the sole source of the pumps and fuel control systems that it supplies for the engine programs described above.

    Chandler Evans was selected to develop and manufacture a full authority digital electronic control ("FADEC") for the Allison 250 engine. Delivery of this system is scheduled to begin in late 1994. Also, Chandler Evans has developed a FADEC for the T800-LHT helicopter engine, a joint venture of Allison Engine Company and Allied-Signal Garrett, which has commercial and military applications. Chandler Evans is likely to remain the sole source of these components for the life of these programs.

    Chandler Evans also supports its products with aftermarket sales of spare units, parts and overhaul service. For the year 1993, 52% of Chandler Evans' revenues were attributable to the aftermarket. Aftermarket sales are very significant, since proprietary programs allow Chandler Evans to realize favorable operating margins.

    Chandler Evans competes with Argo-Tech and the Aviation Division of Sundstrand Corporation in fuel pumps and with the Bendix Control Division of Allied-Signal and the Hamilton Standard Division of United Technologies Corporation in fuel controls. Due to the highly engineered, proprietary nature of its products, Chandler Evans maintains a substantial portion of aftermarket sales, with competition limited to a small number of imitation parts manufacturers.

AIRCRAFT ENGINE COMPONENTS

    Coltec, through its Walbar Inc subsidiary and its Canadian subsidiary, Walbar Canada Inc. (together referred to as "Walbar"), manufactures turbine components, compressor airfoils, and turbine and compressor rotating parts primarily for aircraft gas turbine engines and, to a lesser extent, for land-based, marine and industrial gas turbine applications, and performs services including repairs and protective coatings for these products. Coltec believes that Walbar is one of the leading independent manufacturers of blades, impellers and rotating components for jet engines. Although Walbar does not typically design the products it manufactures, its manufacturing processes are highly sophisticated.

    Walbar manufactures products for commercial engines including the Pratt & Whitney 100 used on the deHavilland Dash 8, Alenia ATR 40 and Alenia ATR 72 aircraft, the Pratt & Whitney 200 used on the McDonnell Douglas Helicopter MDX, the Pratt & Whitney 300 used on the British Aerospace BAe 1000 aircraft, the Pratt & Whitney PT6 used on various commercial and military aircraft, and the Garrett Auxiliary Power Units used on various commercial aircraft. Walbar's original equipment and replacement components are also utilized in a number of other commercial aircraft, including the Boeing 727, 737, 747, 757 and 767; the Airbus A300, A310 and A320; and the McDonnell Douglas DC-8, DC-9, DC-10 and MD-80. Walbar's blades, vanes and discs are employed on many of the leading models of turboprop, business jet and commuter aircraft currently in service. Walbar supplies a number of different compressor and turbine blades for the new Allison 3007/2100/T406 engine family. These engines are designed for use on several business and regional commuter aircraft and also have military applications. Targeting the commuter aircraft market is part of Walbar's strategy of emphasizing the production of turbine engine components for commercial aircraft applications. Turbine blades for Rolls Royce engines are produced for commercial and military aircraft. For the years 1993, 1992 and 1991, commercial sales accounted for approximately 85%, 74% and 60%, respectively, of Walbar's total sales.

    Walbar manufactures products for military engines, including the General Electric F-404 used on the McDonnell Douglas F-18 aircraft, the General Electric F-110 used on the Grumman F-14 aircraft, the McDonnell Douglas F-15 aircraft and the Lockheed F-16 aircraft, the GE LM

2500 used on the U.S. Navy's Spruance class destroyers, the Textron Lycoming AGT 1500 used on the U.S. Army M-1 Abrams main battle tank, the Volvo RM12 engine for the SAAB JAS39 aircraft and Turbo Union RB199 engine for the Panavia Tornado aircraft.

    Walbar's market has become increasingly competitive over the past several years as airlines have sought to limit parts inventories and defense procurement has been reduced. Although Walbar does not typically design its own products, management believes that its highly sophisticated applied manufacturing technology, responsive production capabilities and focus on cost reduction have made Walbar one of the leading independent manufacturers of blades, impellers and rotating components for jet engines. Chromalloy American Corporation and Howmet Turbine Components Corporation provide competition in all aspects of this industry. In addition, Walbar's principal customers possess, in varying degrees, integrated production capacity for producing and servicing the components that Walbar supplies.

GAS TURBINE PRODUCTS

    Coltec, through its Delavan Inc subsidiary operating as the Delavan Gas Turbine Products Division ("Delavan"), manufactures highly engineered fuel injectors, spraybars and other components for commercial and military aircraft gas turbine engines. Coltec believes that Delavan is the leading producer of these products for small-to-medium size aircraft engines. These products are made to design specifications using sophisticated production processes and are marketed directly to engine manufacturers pursuant to production contracts. The principal customers include General Electric Company, Allied-Signal Engines, Pratt & Whitney Canada Inc., Textron Lycoming and the Allison Engine Company. Delavan also supports its products with aftermarket sales of spare units and overhaul services. For the years 1993, 1992 and 1991, commercial sales accounted for 69%, 58% and 66%, respectively, of Delavan's total sales. The market for Delavan products is considered highly competitive. Competitive pressure is focused on price at the manufacturing level and on service and price in the aftermarket segment. Coltec believes that Delavan has achieved its leading position as a supplier of fuel injectors, spraybars and other components to producers of small-to-medium size aircraft engines due essentially to superior product performance, development support and a leadership role in the use of computer modeling in the design of nozzles. Delavan competes worldwide with Textron Fuel Systems Division of Textron Inc. and Parker-Hannifin Corporation.

AIRCRAFT INSTRUMENTATION

    Coltec, through its Lewis Engineering Operation, designs, develops and produces electro-mechanical and electronic instrumentation for aircraft cockpits and temperature sensors for aircraft and engine systems. Lewis competes with several manufacturers of aircraft instruments.

ENGINES

    Coltec, through its Fairbanks Morse Engine Division ("Fairbanks Morse"), manufactures and markets large, heavy-duty diesel, gas and dual-fuel engines and parts for such engines. Fairbanks Morse manufactures engines in conventional "V" and in-line opposed piston configurations which are used as power drives for compressors, large pumps and other industrial machinery, for marine propulsion and for stationary and marine power generation. Engines are offered from 4 to 18 cylinders, ranging from 640 to 29,320 horsepower. Such products are sold in the domestic market primarily through regional sales offices and field sales engineers and in foreign markets through the domestic sales network and foreign sales representatives. Parts are sold primarily through factory and regional sales offices. Approximately 50% of Fairbanks Morse's sales are for replacement parts and service for Fairbanks Morse engines.

    Large heavy-duty diesel engines are sold to the U.S. Navy and Coast Guard and to electric utilities, municipal power plants, oil and gas producers, firms engaged in ship and tug operations, offshore drilling activities and local, state and federal governments.

    Under a license agreement with Societe d'Etudes de Machines Thermiques, S.A. groupe Alsthom, a French company, Fairbanks Morse has the right to manufacture the Colt-Pielstick PC2 and PC4 lines of large diesel engines, which operate on oil fuel (including heavy oil) and, in the case of the PC2, dual-fuel, and range in size from 4,400 to 29,320 horsepower. Engines manufactured under this license are used for primary power by electric utilities, standby power for nuclear electric generating plants and ship propulsion.

    Over the last several years, Fairbanks Morse has supplied each of the ships in the U.S. Navy Landing Ship Dock ("LSD") program with four 16-cylinder PC2.5 engines, each delivering 8,500 horsepower for main propulsion, and four 12-cylinder opposed piston engines for shipboard power generation. The LSD ships hold amphibious craft and troops for close deployment in emergencies. Engines for 11 LSD and LSD Cargo Variant ships have been delivered and engines for one additional ship are scheduled for delivery in 1995. Another major program for Fairbanks Morse is the TAO fleet oiler program. These ships are powered by two 10-cylinder PC4.2 engines, each delivering 16,290 horsepower. A total of 15 ships of this series have been ordered by the U.S. Navy. Engines for 14 ships have been delivered and the remaining shipset is in production. Fairbanks Morse has also received a firm order to produce four 10-cylinder PC4.2 engines for the first new ship in the nation's Sealift Program with options for an additional five to eight ships. The four engines for the first ship are scheduled to be delivered in 1995. If the options are converted to firm orders by the U.S. Navy, four engines would be delivered each year beginning in 1996.

    Contracts are awarded in the heavy-duty diesel engine market based on price and successful operation in similar applications. Coltec attributes its strong position in this market to its history as a supplier to the U.S. Navy in a variety of propulsion and generator set applications and its ability to meet the U.S. Navy's military specification requirements. Management believes that Fairbanks Morse and its primary competitor, the Cooper-Bessemer Reciprocating Division of Cooper Industries, Inc., lead the field of four domestic manufacturers serving the market for heavy-duty diesel engines in power ranges from 5,000 to 30,000 horsepower. Fairbanks Morse competes with six domestic manufacturers in the medium speed (1,000 to 5,000 horsepower) engine market, dominated by General Motors Corporation ("General Motors") and Caterpillar Inc., and with several foreign manufacturers. Numerous domestic and foreign manufacturers compete in the under 1,500 horsepower engine market.

    In the first quarter of 1994, Fairbanks Morse acquired equipment and other assets related to the Alco engine business from General Electric Transportation Systems ("GE Transportation"). Under the terms of the agreement, Fairbanks Morse will manufacture and sell engines and aftermarket parts for Alco diesel engines used in power plants and marine markets. GE Transportation will retain the rights to sell and market Alco engines and aftermarket parts for its locomotive markets. Fairbanks Morse has been issued a preferred supplier contract to manufacture these engines and parts for General Electric's locomotive needs. Fairbanks Morse expects to begin producing Alco engines and aftermarket parts in April 1994.

AUTOMOTIVE

    Coltec's Automotive segment manufactures and markets a selected line of high value-added products, including fuel injection system assemblies and components, transmission controls, suspension controls, emission control air pumps, oil pumps and seals for domestic original equipment manufacturers and the replacement parts market. The divisions, principal products and principal markets of the Automotive segment are as follows:

          DIVISION                  PRINCIPAL PRODUCTS              PRINCIPAL MARKETS
- -----------------------------  -----------------------------  -----------------------------
Holley Automotive              Fuel injection components,     Automotive manufacturers
                                transmission controls and
                                suspension controls
Coltec Automotive              Air pumps and oil pumps        Automotive manufacturers
Holley Replacement Parts       New and remanufactured         Automotive manufacturers,
                                replacement and performance    wholesale distributors and
                                carburetors, and electronic    retailers in replacement
                                fuel injection components      markets
Farnam Sealing Systems         Gaskets and seals              Automotive industry
Stemco Truck Products          Oil seals, exhaust systems     Fleet truck operators, truck
                                and hubodometers               parts distributors
Performance Friction Products  Synchronizers and clutch       Automotive and truck
                                plates                         manufacturers

    Coltec's principal automotive products have strong brand name recognition. Coltec has targeted the development of highly-engineered components for fuel injection systems, transmission controls, suspension controls and air and oil pumps. By forming close, interactive relationships with the domestic automotive manufacturers, Coltec has taken advantage of a shift by these manufacturers from internal sourcing to procurement of components from outside suppliers.

AUTOMOTIVE PRODUCTS

    Coltec, through its Holley Automotive Division, designs and manufactures fuel injection components, electrohydraulic control devices for transmissions and suspensions, transmission modulators and other automotive products used in passenger cars and trucks. Holley has been recognized for its engineering excellence and has strategically changed its structure and product line to accommodate the evolving automotive market. These products are sold directly to original equipment manufacturers, Chrysler Corporation ("Chrysler"), Ford Motor Company ("Ford") and General Motors.

    Holley currently produces all of the multi-point throttle bodies used on Chrysler imported 3.0 liter engines and the Chrysler-manufactured 3.3 liter engines. These six-cylinder engines propel the LeBaron Convertible, Shadow, Sundance and Acclaim, as well as the Minivan. Holley also is the sole source of the upper intake module and throttle body for the Chrysler 3.5 liter engine used on the Chrysler LH mid-size sedans (the Chrysler Concorde, Dodge Intrepid and Eagle Vision) and also the Chrysler New Yorker and LHS.

    In the non-fuel area, significant business has been established in transmission control devices. Holley supplies high volumes of aneroid and non-aneroid modulators to the General Motors Powertrain Division. Holley has expanded its design capabilities to include electronic solenoids for automatic transmission control. Holley's first electronic transmission solenoid application was introduced by Chrysler in 1989. Applications were expanded to Saturn in 1991, and to Ford and General Motors in 1992 with additional applications for Ford for the 1994 model year. Holley has increased design and manufacturing capabilities further in development and sales of suspension solenoids to a major suspension manufacturer selling to Ford.

    Coltec, through its Coltec Automotive Division, produces a mechanical air pump that supplies additional air to the exhaust system which enhances the oxidation process and reduces pollutants emitted into the atmosphere. Coltec Automotive is the sole independent domestic supplier of automotive mechanical air pumps. Major customers are Ford and Chrysler and, with the acquisition of the assets of the General Motors air pump manufacturing business, Coltec Automotive will become the sole source of these components to General Motors' North American operations. Coltec Automotive has also developed an advanced electric air pump designed to cope with increasingly stringent emission standards. In early 1994, Coltec Automotive began supplying mechanical air pumps to Isuzu Motors Limited for use in its Rodeo and Trooper sport utility models and one of its truck models. Coltec expects to ship 30,000 air pumps a year to Isuzu, half for the Japanese market, and half for the U.S. market.

    Coltec Automotive has also developed a line of engine oil pumps for use in many of Ford's cars and light trucks. Applications have expanded to Ford's Modular and Zetec engines.

    Coltec, through its Holley Replacement Parts Division, manufactures and markets fuel injection components and other fuel metering devices and controls such as intake manifolds, electric fuel pumps, emission control devices, and engine and road speed governors, new and remanufactured automotive and marine carburetors, remanufactured automotive air conditioning compressors, carburetor parts and repair kits, mechanical fuel pumps, valve covers and related engine components under the Holley name. Holley carburetors and components are used in domestic and foreign vehicles and marine engines and are sold directly to original equipment manufacturers, principally Chrysler, Ford, General Motors and Outboard Marine Corporation, and, through distributors and mass merchandisers to the parts and replacement market.

    In the domestic market, this segment competes principally with Ford, General Motors and several independent manufacturers. To date, Coltec has not been a significant supplier to foreign vehicle manufacturers.

TRUCK PRODUCTS AND SEALING SYSTEMS

    Coltec, through its Stemco Inc subsidiary operating as the Stemco Truck Products Division ("Stemco"), is one of the leading domestic manufacturers of wheel lubrication systems for heavy-duty trucks. Stemco also produces mileage recording devices (hubodometers) and exhaust systems for the heavy-duty truck, medium-duty truck and school bus markets and manufactures moisture ejectors and other related products for vehicle and stationary air systems. Approximately 80% of Stemco revenues are derived from replacement parts. Stemco, through its Performance Friction Products Operation, manufactures a line of asbestos-free fluorocarbon friction materials, a line of carbon-based friction materials and synchronizers and clutch plates for transmissions, transfer cases and wet brakes for use in trucks, off highway equipment and passenger cars. Coltec, through its Farnam Sealing Systems Division, manufactures and markets automotive and industrial gaskets, seals and other sealing system products for engines, fuel systems and transmissions. Stemco's truck products and Coltec's sealing systems include highly-engineered proprietary products.

INDUSTRIAL

    In the Industrial segment, Coltec, through its Garlock Inc subsidiary ("Garlock"), is a leading manufacturer of industrial seals, gaskets, packing products and self-lubricating bearings and, through its Delavan-Delta, Inc. subsidiary, is a producer of technologically advanced spray nozzles for agricultural, home heating and industrial applications. Coltec also produces air compressors for manufacturers. The divisions, principal products and principal markets of the Industrial segment are as follows:

          DIVISION                  PRINCIPAL PRODUCTS              PRINCIPAL MARKETS
- -----------------------------  -----------------------------  -----------------------------
Garlock Mechanical Packing     Seals, gaskets, packings and   Chemical, pulp and paper,
                                expansion joints               utilities and industrial
                                                               manufacturers
Garlock Valves & Industrial    Valves, PTFE sheet and tape    Chemical and industrial
 Plastics                                                      manufacturers
France Compressor Products     Compressor valves and seals    Compressor manufacturers and
                                                               users
Garlock Bearings               Self-lubricating metal-backed  Industrial and automotive
                                bearings and materials         manufacturers
Delavan Commercial Products    Industrial, agricultural, and  Agricultural operations, oil
                                heating unit spray nozzles     burner manufacturers and
                                                               replacement market
Ortman Fluid Power             Hydraulic and pneumatic        Industrial manufacturers
                                cylinders
Haber and Sterling             Cold-forming dies and          Fastener and automotive
                                thread-rolling dies            manufacturers
FMD Electronics                Electronic ignition systems    Industrial manufacturers
                                and level control
                                instruments
Quincy Compressor              Helical screw and              Manufacturing and oil and gas
                                reciprocating air              industries
                                compressors

    Coltec's Industrial segment manufactures and markets a wide range of products for use in various industries. In this segment, Coltec's strategy has involved developing high quality products, capitalizing on brand name recognition, targeting specific, well-defined markets and building good distribution systems.

    In January 1994, Coltec sold its Central Moloney Transformer Division.

SEALS, PACKINGS AND GASKETING MATERIAL

    Coltec, under the Garlock name, is a leading manufacturer of industrial seals, gasketing material and gasket assemblies and packing products. Through its France Compressor Products Division of Garlock ("France"), Coltec manufactures and markets rod packings, piston rings, valves and components for reciprocating gas and air compressors used primarily in the hydrocarbon processing industry. These products withstand high temperature, corrosive environments, prevent leakage and exclude contaminants from rotating and reciprocating machinery and seal joints.

    Manufacturing processes involve plastics, rubbers, metals, textiles, chemicals, aramid fibers, carbon fibers, or a combination of the same. Garlock has been a leader in using advancements in materials technology to develop new products, including its GYLON line of products, and in converting to asbestos-free products. Approximately 95% of the gasketing and packing materials currently manufactured by Garlock worldwide are asbestos-free. Because the raw materials for Garlock's products are widely available, the seals, gasketing materials and packings business of Garlock is not dependent on a limited number of suppliers.

    Garlock's seals, gasketing material and packings are marketed through sales personnel, sales representatives, agents and distributors to numerous industrial customers involved principally in the petroleum, steel, chemical, food processing, power generation and pulp and paper industries.

    Most seals, gasketing material and packings wear out during the life of the product in which they are incorporated. Accordingly, the service and replacement market for these products is significant. In 1993, the service and replacement market accounted for approximately 80% of Garlock's sales of seals, gasketing material and packings.

    Manufacturers in this market compete on the basis of price and aftermarket services. Garlock's extensive distribution network, and its leadership in product development, have contributed to the establishment of what Coltec believes to be its leading position in the market for seals, gasketing products and packings. France believes it is a leading supplier of premium components in the aftermarket, where it competes primarily with C. Lee Cook and Cook Manley, subsidiaries of Dover Corporation, and Hoerbinger Corporation of America Inc.

BEARINGS, VALVES, PLASTICS, NOZZLES, CYLINDERS, FORMING
 TOOLS, IGNITION SYSTEMS AND LEVEL CONTROLS

    Coltec, through Garlock, is a leading manufacturer of steel-backed and fiberglass-backed self-lubricating bearings and bearing materials primarily for the automotive, truck, agricultural and construction markets. Garlock also manufactures polytetrafluoroethylene ("PTFE") lined butterfly and plug valves and components and PTFE tapes.

    Coltec, through its Delavan-Delta, Inc. subsidiary operating as the Delavan Commercial Products Division, manufactures and markets spray nozzles and accessories for the agricultural, industrial and home heating markets. These products are sold to original equipment manufacturers, distributors and other end-users throughout the world.

    Coltec, through Garlock's Ortman Fluid Power operation, manufactures hydraulic and pneumatic cylinders in bore diameter sizes from 1 1/2 to 24 inches. Coltec, under the Sterling and Haber names, manufactures and markets a wide variety of metal cutting and metal forming tools. Sales of these products are primarily made directly to consumers. Competition for such products is provided by numerous companies.

    Coltec, through its FMD Electronics Operation, manufactures magnetos, ignition systems and level control instruments. These products are sold to original equipment manufacturers and through factory and regional sales forces to various accounts for resale.

AIR COMPRESSORS

    Coltec, through its Quincy Compressor Division ("Quincy"), manufactures and markets reciprocating and helical screw air compressors and vacuum pumps. Helical screw air compressors are manufactured and sold under a non-exclusive license and technical assistance agreement with Svenska Rotor Maskiner Aktiebolag, a Swedish licensor.

    Reciprocating and helical screw air compressors have a wide range of industrial applications, providing compressed air for general plant services, pneumatic climate and instrument control, dry-type sprinkler systems, air loom weaving, paint spray processes, diesel and gas engine starting, pressurization, pneumatic tools and other air-actuated equipment. Engine-driven skid-mounted models of helical screw air compressors are used in energy related services, such as air-assisted deep-hole drilling, both on offshore drilling platforms and in tertiary recovery schemes involving on-site combustion approaches. Quincy air compressors are marketed through a well-developed distribution network consisting of field sales personnel and distributors to original equipment manufacturers located in major industrial centers throughout the United States, Canada, Mexico and the Pacific Rim.

    In the domestic market for small, industrial and reciprocating air compressors, management believes that Ingersoll-Rand is the major competitor, with Champion Pneumatic Machinery Co., Inc. and the Campbell-Hausfeld division of Scott Fetzer as other competitors. In the domestic market for helical screw air compressors, management believes that Ingersoll-Rand and Sullair are the dominant competitors, with Gardner-Denver Division of Cooper Industries, Inc. and Atlas Copco Corporation as other competitors.

INTERNATIONAL OPERATIONS

    Coltec's international operations, mainly in Canada, are conducted through foreign-based manufacturing or sales subsidiaries, or both, and by export sales of domestic divisions to unrelated foreign customers. Export sales of products of the Automotive segment and diesel engines are made either directly or through foreign representatives. Compressors are sold through foreign distributors. Certain products of the Industrial segment are sold in foreign countries through salesmen and sales representatives or sales agents.

    Coltec's manufacturing and marketing activities in Canada are carried on through subsidiaries. Menasco Aerospace Ltd., an indirect wholly owned subsidiary of Coltec, manufactures landing gear systems and aircraft flight controls and provides overhaul service for Canadian and other customers. Walbar Canada Inc., a wholly owned subsidiary of Walbar, manufactures jet engine compressor blades, vanes and turbine components in Canada. Garlock of Canada Ltd., a wholly owned subsidiary of Garlock, manufactures and markets seals, gasketing material, packings and truck products. It also markets parts for Fairbanks Morse diesel engines and accessories as well as other products for use in Canada and for export to other countries.

    Through wholly owned or majority controlled foreign subsidiaries, Coltec operates 15 plants in Canada, Mexico, France, the United Kingdom, Australia and Germany. In addition, Coltec occupies leased office and warehouse space in various foreign countries.

    Devaluations or fluctuations relative to the United States dollar in the exchange rates of the currency of any country where Coltec has foreign operations could adversely affect the profitability of such operations in the future.

    For financial information on operations by geographic segments, see Note 11 of the Notes to Financial Statements of Coltec's 1993 Annual Report to its shareholders incorporated herein by reference.

    Coltec's contracts with foreign nations for delivery of military equipment, including components, are subject to deferral or cancellation by United States Government regulation or orders regulating sales of military equipment abroad. Any such action on the part of the United States Government could have a material effect on Coltec's results of operations and financial condition.

SALES TO THE MILITARY AND BY CLASS OF PRODUCTS

    Sales to the military and other branches of the United States Government, primarily in the Aerospace/Government segment, were 14%, 15% and 16% of total Coltec sales in 1993, 1992 and 1991, respectively. During the last three fiscal years, landing gear systems was the only class of similar products that accounted for at least 10% of total Coltec sales. In 1993, 1992 and 1991, sales of landing gear systems constituted 11%, 12% and 14%, respectively, of total Coltec sales.

BACKLOG

    At December 31, 1993, Coltec's backlog of firm unfilled orders was $669.7 million compared with $709.1 million at December 31, 1992. Of the $669.7 million backlog at December 31, 1993, approximately $255.2 million is scheduled to be shipped after 1994.

CONTRACT RISKS

    Coltec, through its various divisions, primarily Menasco, Chandler Evans, Walbar and Delavan Gas Turbine Products, produces products for manufacturers of commercial aircraft pursuant to contracts that generally call for deliveries at predetermined prices over varying periods of time and that provide for termination payments intended to compensate for certain costs incurred in the event of cancellation. In addition, certain commercial aviation contracts contain provisions for termination for convenience similar to those contained in United States Government contracts described below. Longer-term agreements normally provide for price adjustments intended to compensate for deferral of delivery depending upon market conditions.

    A significant portion of the business of Coltec's Menasco, Chandler Evans, Walbar and Delavan Gas Turbine Products divisions has been as a subcontractor and as a prime contractor in supplying products in connection with military programs. Substantially all of Coltec's government contracts are firm fixed-price contracts. Under firm fixed-price contracts, Coltec agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment occasioned by decreased or increased costs of performing the contracts. From time to time, Coltec accepts fixed-price contracts for products that have not been previously developed. In such cases, Coltec is subject to the risk of delays and cost over-runs. Under United States Government regulations, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals, are not allowable. The Government also regulates the methods under which costs are allocated to Government contracts. With respect to Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government similarly has no right to renegotiate any profits earned thereunder. If the Government later conducts an audit of the contractor and determines that such data were inaccurate or incomplete and that the contractor thereby made an excessive profit, the Government may take action to recoup the amount of such excessive profit, plus treble damages, and take other enforcement actions.

    United States Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default of the contractor. Fixed-price-type contracts provide for payment upon termination for items delivered to and accepted by the Government, and, if the termination is for convenience, for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on its costs incurred. However, if a contract termination is for default, (a) the contractor is paid such amount as may be agreed upon for completed and partially-completed products and services accepted by the Government, (b) the Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (c) the contractor may be liable for excess costs incurred by the Government in procuring undelivered items from another source.

    In addition to the right of the Government to terminate, Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

    A substantial portion of Coltec's automotive products are sold pursuant to the terms and conditions (including termination for convenience provisions) of the major domestic automotive manufacturers' purchase orders, and deliveries are subject to periodic authorizations which are based upon the production schedules of such automotive manufacturers.

RESEARCH AND PATENTS

    Most divisions of Coltec maintain staffs of manufacturing and product engineers whose activities are directed at improving the products and processes of Coltec's operations. Manufactured and development products are subject to extensive tests at various divisional plants. Total research and development cost, including product development, was $22.1 million for 1993, $22.9 million for 1992 and $23.8 million for 1991. Coltec presently has approximately 370 employees engaged in research, development and engineering activities.

    Coltec owns a number of United States and other patents and trademarks and has granted licenses under some of such patents and trademarks. Management does not consider the business of Coltec as a whole to be materially dependent upon any patent, patent right or trademark.

EMPLOYEE RELATIONS

    As of December 31, 1993, Coltec had approximately 10,000 employees, of whom approximately 4,000 were salaried. Approximately 40% of the hourly employees are represented by unions for collective bargaining purposes. Union agreements relate, among other things, to wages, hours and conditions of employment, and the wages and benefits furnished are generally comparable to industry and area practices.

    Nine collective bargaining agreements covering approximately 2,500 hourly employees which expired in 1993 have been renegotiated. In 1994, four collective bargaining agreements covering approximately 400 hourly employees are due to expire. Coltec considers the labor relations of Coltec to be satisfactory, although Coltec does experience work stoppages from time to time.

    Coltec is subject to extensive Government regulations with respect to many aspects of its employee relations, including increasingly important occupational health and safety and equal employment opportunity matters. Failure to comply with certain of these requirements could result in ineligibility to receive Government contracts. These conditions are common to the various industries in which Coltec participates and entail the risk of financial and other exposure.

    For litigation relating to labor and other matters, see Item 3. "Legal Proceedings.--Other Litigation."

ITEM 2.  PROPERTIES.

    Coltec operates 60 manufacturing plants in 21 states and in Canada, Mexico, France, the United Kingdom, Australia and Germany. In addition, Coltec has other facilities throughout the United States and in various foreign countries, which include sales offices, repair and service shops, light manufacturing and assembly facilities, administrative offices and warehouses.

    Certain information with respect to Coltec's principal manufacturing plants that are owned in fee, all of which (other than Palmyra, New York) are encumbered pursuant to the 1994 Credit Agreement between Coltec and certain banks and related security documents, is set forth below:

                                                                     APPROXIMATE
                                                                      NUMBER OF      APPROXIMATE
          SEGMENT                           LOCATION                 SQUARE FEET       ACREAGE
- ---------------------------  --------------------------------------  ------------  ---------------
Aerospace/Government         West Hartford, Connecticut(a)             1,200,000            111
                             Beloit, Wisconsin                           856,000             73
                             Burbank, California(b)                      472,000             19
                             Ft. Worth, Texas                            324,000             43
                             Oakville, Ontario                           213,000             14
                             Mississauga, Ontario                        153,000             10
Automotive                   Bowling Green, Kentucky(c)                  456,000             60
                             Longview, Texas                             265,000             52
                             Sallisaw, Oklahoma                          220,000             53
Industrial                   Palmyra, New York                           696,000            121

- ---------
(a) Approximately 239,000 square feet are utilized by the Aerospace/Government segment with the balance leased, available for lease or available for sale.
(b) During 1994, the Burbank, California facility will be closed and production of landing gear will be consolidated at the Ft. Worth, Texas and Oakville, Ontario facilities.
(c) Approximately 352,000 square feet are utilized by the Automotive segment with the balance available for sale.

    In addition to above facilities, certain manufacturing activities of some industry segments are conducted within leased premises, the largest of which is approximately 173,000 square feet. The Automotive segment has significant manufacturing facilities on leased premises in Water Valley, Mississippi (lease expires in 1994) and Longview, Texas (lease expires in 1997). The Industrial segment has leased facilities located in Quincy, Illinois (lease expires in 1998). Some of these leases provide for options to purchase or to renew the lease with respect to the leased premises.

    Coltec's total manufacturing facilities presently being utilized aggregate approximately 6,500,000 square feet of floor area of which approximately 5,800,000 square feet of area are owned in fee and the balance is leased.

    Coltec leases approximately 39,000 square feet at 430 Park Avenue, New York, New York, for its executive offices, and has renewal options under such lease through 2001.

    In the opinion of management, Coltec's principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item 3. "Legal Proceedings.--Environmental Regulations" for a description of proceedings under applicable environmental laws regarding certain of Coltec's properties.

ITEM 3.  LEGAL PROCEEDINGS.
ASBESTOS LITIGATION

    As of December 31, 1993, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 68,500 actions (including approximately 6,100 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of asbestos fibers. As of December 31, 1992, the number of such actions approximated that as of December 31, 1993. Through December 31, 1993, approximately 94,600 of the approximately 163,100 total actions brought have been settled or otherwise disposed of.

    The damages claimed for personal injury or death vary from case to case and in many cases plaintiffs seek $1 million or more in compensatory damages and $2 million or more in punitive damages. Although the law in each state differs to some extent, management believes that liability for compensatory damages would be shared among all responsible defendants, thus limiting the potential monetary impact of such judgments on any individual defendant.

    Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec is currently negotiating with its remaining excess carriers to determine, on behalf of its subsidiaries, how payments will be made with respect to such insurance coverage for asbestos claims. Coltec believes that agreement can be achieved without litigation, and on substantially the same basis that it has resolved the issues with its primary and first-level excess carriers. On this basis, Coltec will have available to it a significant amount of coverage from its solvent carriers for asbestos claims.

    Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. In 1993, two subsidiaries of Coltec received approximately 27,400 new lawsuits with a comparable number of lawsuits received in 1992 and 1991. The subsidiaries made payments with respect to asbestos liability and related costs aggregating $38.7 million in 1993, $39.8 million in 1992 and $48.4 million in 1991, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of December 31, 1993, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $52.6 million and Coltec expects that this cost will be substantially covered by insurance.

    With respect to the 62,400 outstanding actions as of December 31, 1993 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

    It is also difficult to predict the number of asbestos lawsuits that Coltec's subsidiaries will receive in the future. Coltec has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs are changing from those traditionally associated with Coltec's asbestos-related actions. Coltec is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, Coltec believes that it is in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Considering the foregoing, as well as the experience of Coltec's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the significant amount of insurance coverage that Coltec expects to be available from its solvent carriers, Coltec believes that pending and reasonably anticipated future claims are not likely to have a material effect on Coltec's results of operations and financial condition.

    Although the insurance coverage that Coltec has is substantial, insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984.

    In addition to claims for personal injury, the subsidiaries were among 40 named defendants in a class action seeking recovery of the cost of asbestos removal from school buildings. Twenty-nine similar school building cases have been dismissed without prejudice to the plaintiffs and without payment by Coltec's subsidiaries. Coltec's subsidiaries continue to be named as defendants in new cases.

ENVIRONMENTAL REGULATIONS

    Coltec and its subsidiaries are subject to numerous federal, state and local environmental laws, many of which are becoming increasingly stringent, giving rise to increased compliance costs. For example, the Clean Air Amendments will require abatement of chemical air emissions that were previously unregulated and will require certain existing, and many newly constructed or modified, facilities to obtain air emission permits that were not previously required. Because many of the regulations under the Clean Air Amendments have not yet been promulgated, Coltec cannot estimate their impact at this time. Coltec, however, believes that it will not be at a competitive disadvantage in complying with the Clean Air Amendments and that any increase in costs to comply with the Clean Air Amendments will not have a material effect on its results of operations and financial condition.

    Coltec's annual expenditures (including capital expenditures) relating to environmental matters over the three years ended December 31, 1993 ranged from $4 million to $6 million, and Coltec expects such expenditures to range from $8 million to $11 million in each of 1994 and 1995.

    Many of the facilities of Coltec and its subsidiaries are subject to the federal Resource Conservation and Recovery Act of 1976 ("RCRA"), and its analogous state statutes. Although the costs under RCRA for the treatment, storage and disposal of hazardous materials generated at Coltec's facilities are increasing, Coltec does not believe that such costs will have a material effect on Coltec's results of operations and financial condition.

    Coltec has  been  notified that  it  is among  the  Potentially  Responsible
Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated with hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Among the sites where Coltec or its subsidiaries have been designated a PRP are:
Acme Solvents, Winnebago, Illinois; Clare Water Supply, Clare, Michigan; Stringfellow Acid Pits, Riverside, California; Quincy Municipal Landfill #2 and #3, Quincy, Illinois; Water Valley, Mississippi; Byron Barrel and Drum, Byron, New York; Operating Industries, Monterey Park, California; Fulton Terminal Site, Oswego, New York; Parker Landfill, Lyndonville, Vermont; Solvents Recovery Service of New England, Southington, Connecticut; San Fernando Valley Site, Glendale, California; Acqua-Tech Site, Greer, South Carolina; and Hardage, Criner, Oklahoma. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec does not believe that its costs in connection with these sites will have a material effect on Coltec's results of operations and financial condition. Progress toward the investigation, cleanup and responsibility allocation at the Liberty Industrial Finishing site, Farmingdale, New York has not been sufficient to allow Coltec at this time to determine the extent of any potential financial responsibility for this site; however, Coltec does not believe that its costs in connection with Liberty Industrial Finishing will have a material effect on Coltec's results of operations and financial condition.

OTHER LITIGATION

    In September 1983, the local employees' union at Menasco Canada Ltee. (now Menasco Aerospace Ltd.) ("Menasco Canada"), a federation of trade unions and several member-employees filed a complaint in the Province of Quebec Superior Court against Menasco Canada, alleging, among other things, an illegal lock-out, failure to negotiate in good faith, interference with the affairs of the union and various violations of local law. The plaintiffs are collectively seeking approximately Cdn. $14 million in damages, and Menasco Canada has filed a cross-claim for Cdn. $21 million and has closed its operations in Quebec Province. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

    On September 24, 1986, approximately 150 former salaried employees of Crucible Inc (a former subsidiary of Coltec) commenced an action claiming benefits under a plant shutdown plan that had been created in 1969 (George Henglein v. Colt Industries Operating Corporation Informal Plan for Plant Shutdown Benefits for Salaried Employees, U.S. District Court for the

Western District of Pennsylvania, C.A. 86-2021). Future eligibility of any employee for such Plan was eliminated by Crucible Inc in November 1972. Plaintiffs claim that they did not receive notice of such termination and therefore were entitled to benefits in 1982 when the Midland steel-making facility closed. Following a non-jury trial in the U.S. District Court for the Western District of Pennsylvania, defendant's motion to dismiss was granted and the plaintiffs appealed. The Court of Appeals for the Third Circuit remanded the case to the District Court directing it to make specific findings of fact and conclusions of law and also found for the defendant on the jurisdiction of the District Court. The defendants' motion to dismiss was granted by the District Court, appealed to the Third Circuit Court of Appeals and remanded to the District Court for additional findings of fact. On February 10, 1994, the District Court dismissed the plaintiffs' complaint and the plaintiffs have appealed to the Third Circuit Court of Appeals. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

    In an alleged class action filed in June 1984, a group of former salaried employees whose employment had been terminated due to the closing of the Midland steelmaking facility have asserted claims for damages in amounts equal to the present value of the collective bargaining unit's pension plan, insurance and unemployment benefits (Donald A. Nobers v. Crucible Inc, Court of Common Pleas of Beaver County, Pennsylvania, Civil Action No. 843-1984). The case was dismissed by the Common Pleas Court due to the preemptive provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The
Pennsylvania Superior Court reversed the lower court and held that the plaintiffs' claim was based upon an alleged contract. The Pennsylvania Supreme Court refused to hear the appeal and reinstated the case in the Court of Common Pleas. On February 16, 1993, the Court of Common Pleas granted defendants' motion for summary judgment because the Court concluded that it lacked jurisdiction of the subject matter. On January 19, 1994, the Superior Court of Pennsylvania affirmed the Court of Common Pleas grant of defendant's motion for summary judgment. The plaintiffs have appealed to the Supreme Court of Pennsylvania. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

    On January 19, 1993, the Official Committee of Unsecured Creditors of Colt's Manufacturing Company, Inc. filed a fraudulent conveyance action against Coltec and other defendants (The Official Committee of Unsecured Creditors of Colt's Manufacturing Company, Inc., Plaintiff, v. Coltec Industries Inc et al., U.S. Bankruptcy Court for the District of Connecticut, Case No. 93-2020) in connection with the sale on March 22, 1990 of substantially all the assets of the Colt Firearms Division to a company formed by a group of private investors. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

    In addition to the litigation described above, there are various pending legal proceedings involving Coltec which are routine in nature and incidental to the business of Coltec. Some product liability cases pending against Coltec involve claims for large amounts of compensatory damages (the coverage for which is subject to substantial deductibles) as well as, in some instances, punitive damages (which insurance carriers uniformly contend are not covered by product liability insurance).

    The United States Government conducts investigations into procurement of defense contracts as a part of a continuing process. Under current federal law, if such investigations establish such improper activities, among other matters, debarment or suspension of a company from participating in the procurement of defense contracts could result. These conditions are common to the aerospace and government industries in which Coltec participates and entail the risk of financial and other exposure. Coltec is not aware of any such investigation, nor is Coltec aware of any facts which, if known to investigators, might prompt any investigation.

PRODUCT LIABILITY INSURANCE

    Coltec has product liability insurance coverage for liabilities arising from aircraft products which Coltec believes to be in adequate amounts. In addition, with respect to other products, (exclusive of liability for exposure to asbestos products) Coltec has product liability insurance in amounts exceeding $2.5 million per occurrence, which Coltec believes to be adequate.

    Coltec has been self-insured with respect to liability for exposure to asbestos products since third party insurance became unavailable in July 1984.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Coltec's Common Stock (symbol COT) is listed on the New York and Pacific Stock Exchanges. The high and low prices of the stock since it began trading on March 25, 1992, based on the Composite Tape, were as follows:

                                                          1993                  1992
                                                  --------------------  --------------------
                                                    HIGH        LOW       HIGH        LOW
                                                  ---------  ---------  ---------  ---------
First quarter...................................  $  19 1/4  $  16 1/4  $      19  $      17
Second quarter..................................     17 1/2     14 7/8     21 3/4         17
Third quarter...................................         18     15 1/4     19 1/4     15 3/8
Fourth quarter..................................     19 3/8         16     19 1/4     14 1/8

At December 31, 1993, there were 591 shareholders of record. No dividends were paid in 1993 and 1992, and no dividends are expected to be paid in 1994.

ITEM 6.  SELECTED FINANCIAL DATA.

    The five year tabular presentation under the caption "Selected Financial Data" of Coltec's 1993 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information under the caption "Financial Review" of Coltec's 1993 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The "Quarterly Sales and Earnings" information in Note 14 of the Notes to Financial Statements of Coltec's 1993 Annual Report to its shareholders and the Consolidated Balance Sheet, the Consolidated Statement of Earnings, the
Consolidated Statement of Cash Flows, the Consolidated Statement of Shareholders' Equity, the Notes to Financial Statements and the Report of Independent Public Accountants of Coltec's 1993 Annual Report to its shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table provides certain information about each of the current directors and executive officers of Coltec. Directors are indicated by an asterisk. Unless otherwise indicated, each occupation set forth opposite an individual's name refers to employment with Coltec.

                                                         PRESENT PRINCIPAL OCCUPATION OR
                                                        EMPLOYMENT/MATERIAL POSITIONS HELD
            NAME AND AGE                                      DURING PAST FIVE YEARS
- ------------------------------------  ----------------------------------------------------------------------
Donald P. Brennan (53)*               Member of the Stock Option and Compensation Committee of Coltec.
                                      Managing Director of Morgan Stanley & Co. Incorporated ("Morgan
                                      Stanley") since prior to 1989; head of Morgan Stanley Merchant Banking
                                      Division; member of Morgan Stanley Management Committee. Chairman,
                                      President and Director of Morgan Stanley Leveraged Equity Fund II,
                                      Inc., Morgan Stanley Equity Investors Inc. and Morgan Stanley Capital
                                      Partners III, Inc., Director of Agricultural Minerals and Chemicals
                                      Inc., Agricultural Minerals Corporation, A/S Bulkhandling, Beaumont
                                      Methanol Corporation, Container Corporation of America, Fort Howard
                                      Corporation, Hamilton Services Limited, Jefferson Smurfit Corporation,
                                      PSF Finance Holdings Inc., SIBV/MS Holdings, Inc., Shuttleway and
                                      Stanklav Holdings, Inc., Waterford Wedgwood plc (Deputy Chairman) and
                                      Waterford Wedgwood U.K. plc.
Salvatore J. Cozzolino (69)*          Retired January 1, 1994. Vice Chairman of the Board from May 1991 to
                                      January 1994. Executive Vice President and Treasurer from prior to
                                      1989 to May 1991.
John M. Cybulski (57)                 Senior Vice President, Aerospace since May 1991. Group President from
                                      March 1989 to May 1991. President of Menasco Aerospace Ltd. from prior to 1989 to June 1991.
Richard L. Dashnaw (57)               Senior Vice President, Group Operations and President of the Fairbanks
                                      Morse Engine Division since January 1994. Group President and
                                      President of the Fairbanks Morse Engine Division from February 1991 to
                                      December 1993. President of the Fairbanks Morse Engine Division from prior to 1989 to February 1991.
Anthony J. diBuono (63)               Executive Vice President, Secretary and General Counsel since January
                                      1994. Senior Vice President, Secretary and General Counsel since prior to 1989 to January 1994.

                                                         PRESENT PRINCIPAL OCCUPATION OR
                                                        EMPLOYMENT/MATERIAL POSITIONS HELD
            NAME AND AGE                                      DURING PAST FIVE YEARS
- ------------------------------------  ----------------------------------------------------------------------
John W. Guffey, Jr.(56)*              President and Chief Operating Officer since May 1991. President of the
                                      Mechanical Packing Division of Garlock Inc from October 1987 to May
                                      1991. Group President from prior to 1989 to May 1991.
Andrew C. Hilton (65)*                Retired January 1, 1994. Vice Chairman of the Board from May 1991 to
                                      January 1994. Executive Vice President from prior to 1989 to May 1991.
Howard I. Hoffen (30)*                Member of the Stock Option and Compensation Committee of Coltec. Vice
                                      President of Morgan Stanley, Morgan Stanley Leveraged Equity Fund II,
                                      Inc., Morgan Stanley Equity Investors Inc. and Morgan Stanley Capital
                                      Partners III, Inc. since January 1994. Associate of Morgan Stanley from September 1989 to January 1994. Director of Amerin Guaranty
                                      Corporation and Interstate Natural Gas Company.
David I. Margolis (64)*               Chairman of the Board and Chief Executive Officer since prior to 1989.
                                      President from prior to 1989 to May 1991. Director of Burlington
                                      Industries Inc.
James J. McHugh (64)                  Vice President, Labor Relations since prior to 1989.
J. Bradford Mooney, Jr. (63)*         Chairman of the Audit Committee and member of the Stock Option and
                                      Compensation Committee of Coltec. Rear Admiral, U.S. Navy (retired).
                                      President and Managing Director of Harbor Branch Oceanographic
                                      Institution, Inc. from January 1989 to March 1992. Consultant in ocean engineering and research management following retirement from the U.S.
                                      Navy in September 1987.
Joel Moses (52)*                      Chairman of the Stock Option and Compensation Committee and member of the Audit Committee of Coltec. Dean, School of Engineering and D.C.
                                      Jackson Professor of Computer Science and Engineering, Massachusetts
                                      Institute of Technology ("MIT"), since January 1991. Head of the
                                      Department of Electrical Engineering and Computer Science of MIT from prior to 1989 to August 1989. Visiting Professor, Harvard Business
                                      School, Harvard University from September 1989 to June 1990. Director of Analog Devices, Inc.
Laurence H. Polsky (50)               Executive Vice President, Administration since January 1994. Senior
                                      Vice President, Administration from April 1992 to December 1993. Vice
                                      President, Personnel for Cooper Industries, Inc. from prior to 1989 to
                                      April 1992.

                                                         PRESENT PRINCIPAL OCCUPATION OR
                                                        EMPLOYMENT/MATERIAL POSITIONS HELD
            NAME AND AGE                                      DURING PAST FIVE YEARS
- ------------------------------------  ----------------------------------------------------------------------
Paul G. Schoen (49)                   Executive Vice President, Finance, Treasurer and Chief Financial
                                      Officer of Coltec since January 1994. Senior Vice President, Finance,
                                      Treasurer and Chief Financial Officer of Coltec from May 1991 to
                                      December 1993. Senior Vice President and Controller of Coltec from
                                      January 1991 to May 1991. Vice President, Accounting of Coltec from prior to 1989 to December 1990.
Frank V. Sica (43)*                   Managing Director of Morgan Stanley since prior to 1989. Vice
                                      President and Director of Morgan Stanley Leveraged Equity Fund II,
                                      Inc., Morgan Stanley Equity Investors Inc. and Morgan Stanley Capital
                                      Partners III, Inc. Director of ARM Financial Group, Inc., Consolidated
                                      Hydro, Inc., EMMIS Broadcasting Corporation, Fort Howard Corporation,
                                      Integrity Life Insurance Company, Interstate Natural Gas Company,
                                      Kohl's Corporation, National Integrity Life Insurance Company,
                                      PageMart, Inc., Southern Pacific Rail Corporation and Sullivan
                                      Communications, Inc.

    The initial dates of election of the directors are as follows: Mr. Brennan, November 1991; Mr. Cozzolino, May 1985; Mr. Guffey, May 1991; Dr. Hilton, May 1985; Mr. Hoffen, March 1990; Mr. Margolis, May 1963; Messrs. J. Bradford Mooney, Jr. and Joel Moses, June 1992; and Mr. Sica, November 1991. Pursuant to a Registration and Management Rights Agreement, among other things, The Morgan Stanley Leveraged Equity Fund II, L.P. is permitted to designate a person to be nominated for election to the Board of Directors of Coltec.

    All officers serve at the pleasure of the Board. None of the executive officers or directors of Coltec is related to any other executive officer or director by blood, marriage or adoption.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table provides certain summary information concerning compensation of Coltec's Chief Executive Officer and each of the four other most highly compensated executive officers of Coltec (determined as of December 31, 1993) (hereinafter referred to as the "named executive officers") for the fiscal years ended December 31, 1993, 1992 and 1991:

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                                                     -------------------------------------
                                                                              AWARDS
                                                                     -------------------------   PAYOUTS
                                     ANNUAL COMPENSATION                                        ----------
                           ----------------------------------------     (F)           (G)
                                                           (E)       ----------  -------------     (H)              (I)
           (A)                     (C)        (D)      ------------  RESTRICTED   SECURITIES    ----------  -------------------
- -------------------------  (B)   --------  ----------  OTHER ANNUAL    STOCK      UNDERLYING       LTIP          ALL OTHER
   NAME AND PRINCIPAL      ----   SALARY     BONUS     COMPENSATION    AWARDS       OPTIONS       PAYOUT       COMPENSATION
        POSITION           YEAR    ($)       ($)(1)        ($)         ($)(2)         (#)          ($)            ($)(3)
- -------------------------  ----  --------  ----------  ------------  ----------  -------------  ----------  -------------------
David I. Margolis........  1993  $643,920  $1,545,500  $             $   --           --        $  --       $         120,535
Chairman of the Board and  1992   599,040   1,717,500                 1,426,788       300,000                         144,242
 Chief Executive Officer   1991   599,040   1,478,500                    --           --
John W. Guffey, Jr.......  1993   471,960   1,125,500                    --           --           --                 113,529
President and Chief        1992   410,040   1,166,900                   637,200       225,000                          97,047
 Operating Officer         1991   318,615     500,000                    --           --
Salvatore J. Cozzolino...  1993   353,040     696,750                    --           --           --                  64,123
Vice Chairman of the       1992   353,040     815,800                   494,388       165,000                          78,685
 Board                     1991   353,040     701,500                    --           --
Andrew C. Hilton.........  1993   353,040     696,750                    --           --           --                  60,770
Vice Chairman of the       1992   353,040     815,800                   494,388       165,000                          75,332
 Board                     1991   353,040     701,500                    --           --
Anthony J. diBuono.......  1993   249,540     394,300                    --           --           --                  40,987
Executive Vice President,  1992   236,520     433,850                   221,994        80,000                          47,436
 General Counsel and       1991   236,520     365,600                    --           --
 Secretary

- ------------
(1) Includes the following annual amounts accrued but not paid under the 1977 Long-Term Performance Plan (the "Performance Plan") for each of the named executive officers: Mr. Margolis, 1993, $465,500; 1992, $577,500; 1991,
      $528,500; Mr. Guffey,  1993, $332,500; 1992,  $412,500; Messrs.  Cozzolino
      and  Hilton, each, 1993, $177,750; 1992, $247,500; 1991, $226,500; and Mr.
      diBuono, 1993,  $79,800; 1992,  $98,850; 1991,  $90,600. Effective  as  of
      December 31, 1993, subject to the approval of the Coltec 1994 Long-Term Incentive Plan by the shareholders, Coltec has terminated the Performance Plan. For periods after 1993, no additional performance awards will accrue under the Performance Plan. Accrued amounts for periods prior to 1994 will be credited with annual interest from January 1, 1994 to the date of payment to the named executive at rate of interest (adjusted annually) equal to Coltec's cost of U.S. borrowings, and will be paid in accordance with the original payment provisions of the plan.
(2) The restricted stock owned by each of the named executive officers at December 31, 1993 and the values thereof based on the closing price of the Common Stock on December 31, 1993 were as follows: Mr. Margolis, 79,266 shares, $1,486,238; Mr. Guffey, 35,400 shares, $663,750; Messrs. Cozzolino and Hilton, 27,466 shares, $514,988 each; and Mr. diBuono, 12,333 shares, $231,244. Restrictions on one third of the number of such shares of restricted stock are scheduled to lapse on each of January 2, 1995, 1996 and 1997. Any dividends payable on the Common Stock would also be payable on such restricted stock.
(3) Pursuant to the Retirement Savings Plan for Salaried Employees, the amounts credited by Coltec for 1993 and 1992 for each of the named executive officers were $8,994 and $8,728, respectively, and such amounts are included in the amounts in column (i) above. Pursuant to the defined contribution portion of the Benefits Equalization Plan, the amounts credited by Coltec for 1993 and 1992 for each of the named executive officers were as follows: Mr. Margolis, 1993, $111,541; 1992, $135,514; Mr. Guffey, 1993, $85,168; 1992, $72,874; Messrs. Cozzolino and Hilton, 1993, $51,776 each; 1992, $66,604 each; and Mr. diBuono, 1993, $30,098;
      1992, $36,813, and such amounts are included in

      the amounts in column (i) above. The cost to Coltec for 1993 and 1992 for whole life insurance, measured by the excess of premiums paid over the cash surrender value, pursuant to arrangements wherein Coltec is the sole owner and beneficiary of the insurance policy with an obligation to make certain payments to a beneficiary over a 15 year period in the event of an executive officer's death while employed for the named executive officers were as follows: Mr. Guffey, 1993, $19,367; 1992, $15,445; Mr. Cozzolino,
      1993,  $3,353; 1992, $3,353; and Mr.  diBuono, 1993, $1,895; 1992, $1,895,
      and such amounts are included in the amounts in column (i) above.

STOCK OPTIONS

    The following table contains information concerning 1993 grants of stock options under Coltec's 1992 Stock Option and Incentive Plan to the named executive officers and the potential realizable value of these option grants based on assumed rates of stock appreciation of 5% and 10% per year over the 10-year term of the options.

                             OPTION GRANTS IN 1993

                                                 INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                         -----------------------------------------------------------------    VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF STOCK
                               (B)                                                            APPRECIATION FOR
                            NUMBER OF           (C)                                              OPTION TERM
                           SECURITIES       % OF TOTAL         (D)                          ---------------------
                           UNDERLYING     OPTIONS GRANTED  EXERCISE OR
          (A)                OPTIONS      TO EMPLOYEES IN  BASE PRICE          (E)             (F)        (G)
NAME                      GRANTED(#)(1)        1993          ($/SH)      EXPIRATION DATE      5%($)      10%($)
- -----------------------  ---------------  ---------------  -----------  ------------------  ---------  ----------
Anthony J. diBuono.....        40,000             13.8      $    18.75   December 16, 2003  $ 471,700  $1,195,300

- ------------
(1) The options are nonqualified options exercisable to the extent of 20% of the total, cumulatively, commencing December 17, 1994 and annually thereafter until fully exercisable on December 17, 1998. Exercise of an option may be by cash, negotiable certificates representing whole shares of Coltec Common Stock (or, subject to the approval of the Compensation Committee (the "Compensation Committee"), through withholding of Common Stock which would otherwise have been received upon exercise of the option) or any combination thereof. The option agreements contain change-in-control provisions. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" for additional information.

OPTION EXERCISES AND HOLDINGS

    The following table provides information with respect to the named executive officers concerning the options held as of December 31, 1993 (none of the named executive officers exercised options during 1993):

                      AGGREGATED OPTION EXERCISES IN 1993
                      AND DECEMBER 31, 1993 OPTION VALUES

                                                                                             (C)
                                                                 (B)                       VALUE OF
                                                         NUMBER OF SECURITIES            UNEXERCISED
                                                        UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                              OPTIONS AT                  OPTIONS AT
                                                          DECEMBER 31, 1993           DECEMBER 31, 1993
(A)                                                   --------------------------  --------------------------
NAME                                                  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
- ----------------------------------------------------  -----------  -------------  -----------  -------------
David I. Margolis...................................      60,000        240,000   $   225,000   $   900,000
John W. Guffey, Jr..................................      45,000        180,000       168,750       675,000
Salvatore J. Cozzolino..............................      33,000        132,000       123,750       495,000
Andrew C. Hilton....................................      33,000        132,000       123,750       495,000
Anthony J. diBuono..................................      16,000        104,000        60,000       240,000

PENSION PLAN

    The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age (age 65) on a single life annuity basis under Coltec's qualified defined benefit plan, as well as nonqualified supplemental pension plans that provide benefits that would otherwise be denied participants by reason of certain Internal Revenue Code limitations on qualified plan benefits, based for the most part on five-year average final compensation (salary and bonus during the 60 highest-paid consecutive months out of the last 120 months) and years of service with Coltec and its subsidiaries and not subject to deduction for Social Security or other payments:

                               PENSION PLAN TABLE

                                                 YEARS OF SERVICE
     FIVE-YEAR AVERAGE       --------------------------------------------------------
    ANNUAL COMPENSATION         15         20          25          30          35
- ---------------------------  --------  ----------  ----------  ----------  ----------
$ 400,000..................  $ 99,400  $  132,600  $  165,700  $  198,900  $  232,000
  600,000..................   150,400     200,600     250,700     300,900     351,000
  800,000..................   201,400     268,600     335,700     402,900     470,000
 1,000,000.................   252,400     336,600     420,700     504,900     589,000
 1,200,000.................   303,400     404,600     505,700     606,900     708,000
 1,400,000.................   354,400     472,600     590,700     708,900     827,000
 1,600,000.................   405,400     540,600     675,700     810,900     946,000
 1,800,000.................   456,400     608,600     760,700     912,900   1,065,000
 2,000,000.................   507,400     676,600     845,700   1,014,900   1,184,000
 2,200,000.................   558,400     744,600     930,700   1,116,900   1,303,000
 2,400,000.................   609,400     812,600   1,015,700   1,218,900   1,422,000
 2,600,000.................   660,400     880,600   1,100,700   1,320,900   1,541,000
 2,800,000.................   711,400     948,600   1,185,700   1,422,900   1,660,000
 3,000,000.................   762,400   1,016,600   1,270,700   1,524,900   1,779,000
 3,200,000.................   813,400   1,084,600   1,355,700   1,626,900   1,898,000

    As of December 31, 1993, the five-year average final compensation and current years of credited service for each of the following persons were: Mr. Margolis, $2,620,816 and 31 years; Mr. Guffey, $877,655 and 15 years (including 7 years of additional credited service as an employee of one of Coltec's subsidiary corporations); Mr. Cozzolino, $1,363,302 and 24 years; Dr. Hilton, $1,363,302 and 31 years; and Mr. diBuono, $722,680 and 23 years. Compensation covered under the pension plans includes amounts reported in columns (c) and (d) of the Summary Compensation Table (other than accrued but unpaid amounts under the Performance Plan reported in column (d) of the table). Coltec has agreed to calculate Mr. Guffey's pension benefits as if his prior credited service with the subsidiary were provided under the plan (the benefits of which are set forth in the above table) with payments to be made to him from the qualified plan, non-qualified plans and from Coltec.

    DESCRIPTION OF THE 1994 INCENTIVE PLAN. On January 12, 1994, the Compensation Committee and the Board of Directors adopted the 1994 Long-Term Incentive Plan (the "1994 Incentive Plan"), subject to the approval of the 1994 Incentive Plan by the shareholders of Coltec. The 1994 Incentive Plan will be submitted to the shareholders of Coltec for approval at the 1994 annual meeting of shareholders.

    The summary of the 1994 Incentive Plan which follows is not intended to be complete and is qualified in its entirety by reference to the text of the 1994 Incentive Plan which has been filed as Exhibit 10.16 to this Form 10-K.

    The 1994 Incentive Plan provides for annual grants of performance units ("Units") to officers and senior operations management employees of Coltec who are selected for grants of Units by the Compensation Committee. Approximately 15 officers and senior operations management employees of Coltec and its subsidiaries are eligible to participate in the 1994 Incentive Plan. The 1994 Incentive Plan is intended to replace the 1977 Long-Term Performance Plan.

    The value of each Unit is determined on the basis of Coltec's cumulative operating profit measured over a three-year performance cycle. Operating profit for each fiscal year in a performance cycle is generally defined as the net earnings of Coltec and its consolidated subsidiaries, plus interest expense and provisions for income taxes, minus interest income and excluding nonrecurring items, extraordinary items, accounting principle changes and discontinued operations (as such terms are defined under United States generally accepted accounting principles).

    For each three-year performance cycle, the threshold target for cumulative operating profit is $600 million. If that target is achieved, each Unit will have an award value of $36.00 (for the performance cycle beginning January 1, 1994) and $12.00 (for each performance cycle beginning after 1994 (the "1994 Cycle")). The award value of each Unit granted for a performance cycle will increase by $.10 (with respect to the 1994 Cycle) and by $.0333 (with respect to later cycles) for each $1 million that cumulative operating profit for the award cycle exceeds $600 million. There is no maximum limit on the award value which may be earned for a Unit. No amounts are payable for a Unit if cumulative operating profit for the performance cycle is less than $600 million.

    The 1994 Incentive Plan provides that no more than 300,000 Units may be awarded for any performance cycle, and that no more than 50,000 Units may be awarded to any participant for a given cycle. The 1994 Incentive Plan is administered by the Compensation Committee which has responsibility for the selection of participants, for construing the terms of the 1994 Incentive Plan and for certifying that the targets for each performance cycle have been achieved. Under the terms of the 1994 Incentive Plan, the Compensation Committee also has the discretion to adjust the targets for operating profit prior to the inception of a performance cycle or to adjust the targets after the inception of a cycle to take into account extraordinary corporate transactions.

    The award value earned in respect of Units is generally payable following the press release announcing Coltec's unaudited annual financial results for the last fiscal year in the applicable performance cycle. Two-thirds of the award value of the Units will generally be paid in cash; and one-third of such award value will be paid in shares of Common Stock (the "Restricted Shares"). The 1994 Incentive Plan permits participants to elect, prior to the start of the third year of a performance cycle, to have some or all of the portion of the award value that would otherwise be paid in cash be paid in Restricted Shares. As an incentive to encourage participants to make share elections, the 1994 Incentive Plan increases by 15% the number of Restricted Shares which would otherwise have been awarded to a participant in lieu of the foregone cash payment. The 1994 Incentive Plan limits the number of Restricted Shares that may be awarded in any calendar year to .5% (1% for 1997) of the number of shares of Common Stock issued and outstanding on January 1 of such year.

    Performance Units are forfeited if a participant's employment ends for any reason other than death, disability or retirement. In the event a participant's employment ends as a result of death, disability or retirement, a pro rata portion of the award value will generally be paid to the participant (or, in the event of death, the participant's beneficiary) following the completion of the performance cycle (although, in appropriate circumstances, the Compensation Committee may accelerate the payment in settlement of these outstanding Units).

    Restricted Shares awarded in payment of Units vest in one third increments on each of the first through third anniversaries of the end of the applicable performance cycle. Unvested Restricted Shares are forfeited if a participant's employment ends for any reason other than death, disability or retirement. Subject to certain limited exceptions set forth in the 1994 Incentive Plan, a participant will be fully vested in all Restricted Shares in the event the participant's employment ends as a result of death, disability or retirement.

    DESCRIPTION OF THE 1992 STOCK PLAN. On January 12, 1994, the Board of Directors authorized an amendment to the 1992 Stock Option and Incentive Plan (the "1992 Stock Plan") to increase the number of shares of Common Stock that may be issued under the 1992 Stock Plan from 3,000,000 to 7,360,000. The amendment further provides that no employee may be awarded in any 36-month period beginning on or after January 1, 1994 options or stock appreciation rights in excess of 15% of the number of shares of Common Stock which are authorized for awards under the 1992 Stock Plan immediately after the 1994 annual meeting of shareholders. Both such changes are subject to the approval of the amendment to the 1992 Stock Plan by the shareholders of Coltec. The amendment to the 1992 Stock Plan will be submitted to the shareholders of Coltec for approval at the 1994 annual meeting of shareholders. The full text of the amendment has been filed as Exhibit 10.15 to this Form 10-K.

    The 1992 Stock Plan is administered by the Compensation Committee. The Compensation Committee has authority under the 1992 Stock Plan to adopt rules and regulations with respect thereto, to select the employees to whom awards will be made, to determine the nature and size of each award and to interpret, construe and implement the 1992 Stock Plan. Approximately 250 employees of Coltec and its subsidiaries are eligible to participate in the 1992 Stock Plan.

    The 1992 Stock Plan provides for grants of stock options, restricted shares, incentive stock rights, stock appreciation rights and dividend equivalents, the making of loans to participants to accomplish the purposes of the 1992 Stock Option Plan and other equity incentive awards established under the plan. The number of stock options, restricted shares, incentive stock rights, stock appreciation rights, dividend equivalents or other incentive benefits granted to any individual, the periods during which they vest or otherwise become exercisable or remain outstanding, and the other terms and conditions with respect to awards under the 1992 Stock Plan are set by the Compensation Committee.

    Shares issued under the 1992 Stock Plan may be in whole or in part, as the Compensation Committee shall from time to time determine, authorized and unissued shares or issued shares that may have been reacquired by Coltec.

    Awards under the 1992 Stock Plan may be made only to salaried employees who are officers or who are employed in an executive, administrative, operations, sales or professional capacity by Coltec or its subsidiaries or to those other employees with potential to contribute to the future success of Coltec or its subsidiaries. Such awards may be made to a director of Coltec provided that the director is also an officer or salaried employee of Coltec or a subsidiary thereof.

    The 1992 Stock Plan provides for equitable adjustments with respect to awards made thereunder upon the occurrence of any increase in, decrease in or exchange of the outstanding shares of Common Stock through merger, consolidation, recapitalization, reclassification, stock split, stock dividend or similar capital adjustment. In addition, the 1992 Stock Plan allows the Compensation Committee, in the event of a Change in Control (as defined in the 1992 Stock Plan), to protect the holders of awards granted under the 1992 Stock Plan by taking certain actions which it deems equitable and in the best interests of Coltec.

    DESCRIPTION  OF  THE  ANNUAL  INCENTIVE  PLAN.    On  March  15,  1994,  the
Compensation Committee and the Board of Directors adopted an amended and restated version of the Coltec Annual Incentive Plan (the "Annual Incentive Plan"), subject to the approval of the Annual Incentive Plan by the shareholders of Coltec. The Annual Incentive Plan will be submitted to the shareholders of Coltec for approval at the 1994 annual meeting of shareholders.

    The summary of the Annual Incentive Plan which follows is not intended to be complete and is qualified in its entirety by reference to the text of the Annual Incentive Plan which has been filed as Exhibit 10.17 to this Form 10-K.

    The Annual Incentive Plan is an amended and restated version of the prior Coltec annual incentive plan which was previously approved by the shareholders of Coltec in 1965 and, as amended, in 1986. The principal purpose of the amended and restated version of the Annual Incentive Plan is to permit amounts paid under the plan to qualify as performance-based compensation which is deductible for federal income tax purposes. Under recently enacted federal tax law changes, a public company is generally precluded from deducting annual compensation in excess of $1 million that is paid to an executive officer named in the summary compensation table of the proxy statement for that year unless, among other things, the compensation qualifies as performance-based compensation. Amounts paid under the amended and restated Annual Incentive Plan are generally intended to qualify as performance-based compensation, which is excluded from the $1 million limit on deductible compensation.

    The Annual Incentive Plan provides for an annual bonus pool for cash incentive awards for any year equal to 6% of operating profit of Coltec and its consolidated subsidiaries. For purposes of the Annual Incentive Plan, operating profit is generally defined in the same manner as in the 1994 Incentive Plan. SEE "Description of the 1994 Incentive Plan." The Annual Incentive Plan provides that no award may be paid to executive officers of Coltec unless operating profit for the year exceeds $100 million and that the two executive officers at the end of such year who have the highest base salary for such year may each receive no more than 20% of the bonus pool for any year. As the bonus pool is determined as a percentage of operating profit, there is no maximum limit on the size of the pool for any year.

    Only officers of Coltec and senior executive employees who are not covered by an annual incentive plan of one of Coltec's divisions or subsidiaries are eligible to participate in the Annual Incentive Plan. Approximately 50 officers and senior executive employees of Coltec and its subsidiaries are eligible to participate in the Annual Incentive Plan. The Annual Incentive Plan is administered by the Compensation Committee which has discretion under the plan to select plan participants from among the class of eligible persons and, subject to the limits noted above, to determine the amount of the award paid to plan participants. The Compensation Committee may require that the payment of some or all of an award be deferred until a later date or dates specified by the committee.

    Amounts paid under the Annual Incentive  Plan (as in effect on December  31,
1993) are included in column (d) of the Summary Compensation Table.

COMPENSATION OF DIRECTORS

    Directors who are not also employees of Coltec or of Morgan Stanley receive a retainer at the annual rate of $25,000 ($30,000 if Chairperson of a Committee) and receive $1,250 per meeting for attendance at meetings of the Board of Directors and its committees with a maximum of $2,000 for more than one meeting on the same day ($2,500 if Chairperson of one of the meetings). The Board of Directors of Coltec has established a retirement age policy which provides that a director shall not be eligible for nomination to the Board of Directors if such person has attained the age of 70. In connection therewith, the Board of Directors also established a pension arrangement for directors who are not affiliated with Morgan Stanley or not entitled to a pension from Coltec or any subsidiary thereof, with payments for life commencing at the later of retirement or age 70. The annual amount of such payment is calculated on the basis of the number of years of service as a director and would equal $10,000 for five years of service plus an additional $2,000 for each additional year of service up to a maximum annual amount of $20,000.

    A director may defer payment of any portion of any retainer, committee or attendance fees in any year, upon advance notice to Coltec, to such time as he or she may determine. Balances of such deferred compensation accrue additional compensatory amounts quarterly at the average cost of United States borrowings of Coltec and its consolidated subsidiaries during the preceding calendar year. Such borrowing cost in 1992 was 7.2%. There are no amounts being deferred at the present time.

    In addition to the foregoing amounts, on March 15, 1994, the Board of Directors adopted the 1994 Stock Option Plan for Outside Directors (the "1994 Directors Option Plan"), subject to the approval of the 1994 Directors Option Plan by the shareholders of Coltec. The 1994 Directors Option Plan will be submitted to the shareholders of Coltec for approval at the 1994 annual meeting of shareholders.

    The summary of the 1994 Directors Option Plan which follows is not intended to be complete and is qualified in its entirety by reference to the text of the 1994 Directors Option Plan which has been filed as Exhibit 10.18 to this Form 10-K.

    The 1994 Directors Option Plan provides for automatic grants of stock options to each member of the Board of Directors who is not an employee of Coltec or any of its subsidiaries ("Outside Directors"). Each individual elected as an Outside Director at the 1994 annual shareholders meeting (or who is initially elected as a director by the shareholders at an annual or special meeting of shareholders occurring after the 1994 annual meeting) will be granted an option to purchase 10,000 shares of Common Stock (an "Initial Option"). On each subsequent Alternate Re-Election Date, as defined in the 1994 Directors Option Plan, each Outside Director will be granted an additional option to purchase 2,000 shares of Common Stock (a "Subsequent

Option"). The date of grant of each Initial or Subsequent Option will be the date of the applicable annual or special meeting. The per share exercise price of each option will be the average closing price of a share of Common Stock as reported on the New York Stock Exchange Composite Tape for the date of grant and the four preceding trading days.

    The Initial Options will vest 20% per year beginning on the first anniversary date of the date of grant. The Subsequent Options will vest 50% per year beginning on the first anniversary date of the date of grant. Each option granted under the 1994 Directors Option Plan will terminate on the tenth anniversary of the date of grant of the option. In the event of an Outside Director's resignation, removal (other than for cause) or termination as a member of the Board, the unvested portion of any option granted to an Outside Director will terminate as of the date of such event, but the vested portion of the option will remain exercisable until the first anniversary of the date of such event. In the event of the removal of the Outside Director from the Board of Directors for cause, the option (including the vested portion thereof) will terminate in its entirety as of the date of such removal.

    The maximum number of shares of Common Stock that may be awarded under the 1994 Directors Option Plan will not exceed 108,000 shares. The 1994 Directors Option Plan is administered by the Chief Executive Officer ("CEO") of Coltec. The CEO has authority under the 1994 Directors Option Plan to interpret, administer and apply the Plan, and to execute and deliver option certificates on behalf of Coltec.

    Subject to certain limitations set forth in the plan document, the Board of Directors has the right to amend or terminate the 1994 Directors Option Plan at any time. Unless earlier terminated by the Board of Directors, the 1994
Directors Option Plan will terminate on July 1, 2004 and no further options under the plan will be awarded after that date.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    All currently outstanding agreements granting restricted stock or stock options to the named executive officers in the Summary Compensation Table above contain change-in-control provisions. In the case of the restricted stock, in the event of a change-in-control, all restrictions on assignment, transfer or other disposition of the restricted stock lapse. In the case of stock options, in the event of a change-in-control, the options become fully exercisable or, in the alternative, the executive officer may surrender all or part of the option to Coltec during a one-year period after the change-in-control in exchange for a cash payment for each option surrendered equal to the excess of the fair market value of the Common Stock on the date of surrender over the option price. Fair market value for this purpose equals the last sales price of the Common Stock on the exercise date on the New York Stock Exchange Composite Tape (or, if no such sale occurred on such date, the last date preceding such date on which a sale was reported), except that in the case of a change of ownership of more than 35% of the outstanding shares of Common Stock, it shall mean the amount of cash and fair market value of other consideration tendered for such outstanding shares.

    As of June 10, 1988, Coltec entered into an employment contract (the "Employment Contract") with Mr. Margolis which by its terms is scheduled to terminate on January 24, 1995. The Employment Contract provides for certain severance payments and continuation of benefits for the remaining term of the Employment Contract following termination of employment. The amount of the payments that may be made will vary depending upon the level of compensation and benefits at the time employment terminates and whether such employment is terminated prior to the end of the term by Coltec for "cause" or by Mr. Margolis for "good reason" or otherwise during the term of the contract. In the event that termination of employment is by

Mr. Margolis for "good reason" or by Coltec without "cause", such payments are to consist of amounts equal to full salary, bonus payments on each January based on an average of the three prior annual bonus payments pro rated for partial years, an additional one-time payment at the time of termination of the bonus amount pro rated for a partial year, either continuation of participation in compensation and benefit plans or the provision of comparable benefits, reimbursement for any legal fees expended in connection with the termination of employment and gross-up payments for any golden parachute excise taxes paid. Mr. Margolis is required to seek other employment and any amounts paid as a result of such employment offset amounts otherwise payable under the Employment Contract. The Employment Contract includes multi-year non-compete provisions.

    As of July 1, 1991, Coltec entered into employment agreements with Messrs. Guffey and diBuono. Mr. Guffey's agreement expires on July 1, 1996 and Mr. diBuono's agreement expires on October 13, 1995. Compensation payable thereunder is at salary rates not less than those in effect on July 1, 1991 and with comparable participation in incentive and employee benefit plans at the discretion of the Board of Directors. However, if during the term of the agreement a change of control (as defined in the agreement) occurs, (a) the executive's functions, duties and responsibilities shall not be subject to change, (b) in the event the executive in good faith determines that his functions, duties or responsibilities or any aspect of his employment has been changed adversely, he may elect to serve for a terminal employment period of two years or, if earlier, until the executive attains age 65, and (c) the terminal employment period is followed by a consulting period of two years. During the terminal employment period, the executive is entitled to salary not less than that in effect prior to this period and comparable participation in benefits plans. During the consulting period, the executive is entitled to consulting fees at an annual rate no less than the annual rate of his salary on July 1, 1991 and to participation in all Coltec life and medical insurance programs or comparable benefits.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Set forth below is certain information (as of February 25, 1994) with respect to persons known to Coltec to be the beneficial owners of more than five percent of the Common Stock. This information is based on statements on Schedules 13D or 13G filed by beneficial owners with the Securities and Exchange Commission and other information available to Coltec.

                                                                AMOUNT AND
                                                                 NATURE OF
                                                                BENEFICIAL     PERCENT OF
            NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP      CLASS (A)
- -------------------------------------------------------------  -------------  -------------
Morgan Stanley Group Inc.....................................     19,074,406         27.3(b)
  1251 Avenue of the Americas
  New York, NY 10020
Oppenheimer Group, Inc.......................................      7,770,760         11.1(c)
  Oppenheimer Tower
  World Financial Center
  New York, NY 10281
The Equitable Companies Incorporated.........................      7,258,920         10.4(d)
  787 Seventh Avenue
  New York, NY 10019
The Capital Group, Inc.......................................      4,420,450          6.3(e)
  333 South Hope Street
  Los Angeles, CA 90071

- ---------
(a) The percentage is calculated on the basis of 69,762,203 shares of Common Stock outstanding on February 25, 1994.
(b) In its Amendment No. 1 to Schedule 13G dated February 14, 1994, Morgan Stanley Group Inc. reports that it may be deemed to have shared voting and investment power for 16,539,263 shares held by affiliates and has sole investment power for 2,535,143 shares. In the same Amendment No. 1, The Morgan Stanley Leveraged Equity Fund II, L.P., the general partner of which is a wholly-owned subsidiary of Morgan Stanley Group Inc., reports shared voting and investment power for 14,898,000 shares.
(c) In its Amendment No. 2 to Schedule 13G dated February 1, 1994, Oppenheimer Group, Inc. reported that it has shared voting power and shared investment power (with certain of its affiliates) with respect to all of such shares and that it had filed such Schedule 13G on its behalf and on behalf of certain of its affiliates as a parent holding company.
(d) In its Amendment No. 2 to Schedule 13G dated February 9, 1994, The Equitable Companies Incorporated reported that with respect to the Common Stock it had sole voting power for 4,953,320 shares, shared voting power for 108,000 shares, sole investment power for 7,258,920 shares and that it had filed such 13G on its behalf and on behalf of certain of its affiliates as a parent holding company.
(e) The Capital Group, Inc. reported that certain of its operating subsidiaries exercised investment discretion over various institutional accounts which held as of December 31, 1993, 4,420,450 shares of Coltec Common Stock (6.3% of the outstanding class). CAPITAL GUARDIAN TRUST COMPANY, a bank, and one of such operating companies, exercised investment discretion over 3,077,450 of said shares. CAPITAL RESEARCH AND MANAGEMENT COMPANY, a registered investment adviser, and CAPITAL INTERNATIONAL, S.A., another operating subsidiary, had invesment discretion with respect to 1,211,000 and 132,000 shares, respectively, of the above shares.

    Set forth below is information as of February 25, 1994, concerning ownership of Common Stock by all directors, individually, the executive officers named in the Summary Compensation Table above and all present executive officers and directors of Coltec as a group:

                                          AMOUNT AND
                                          NATURE OF
                                          BENEFICIAL  PERCENT OF
                  NAME                    OWNERSHIP    CLASS (A)
- ----------------------------------------  ----------  -----------
Donald P. Brennan.......................           0          0
Salvatore J. Cozzolino..................     465,916       *
Anthony J. diBuono (b)(c)...............      96,846       *
John W. Guffey, Jr. (b).................     159,219       *
Andrew C. Hilton........................     465,916       *
Howard I. Hoffen........................           0          0
David I. Margolis (b)...................   1,133,048          1.6
J. Bradford Mooney, Jr..................           0          0
Joel Moses..............................         200       *
Paul G. Schoen (b)......................      50,387       *
Frank V. Sica...........................           0          0
All directors and present executive
 officers as a group, consisting of 15
 persons................................   2,637,300          3.8

- ---------
 *   Less than 1%.
(a) The percentages are calculated on the basis of 69,762,203 shares of Common Stock outstanding on February 25, 1994, plus, for any individual or the group, that number of shares deemed to be outstanding because the indicated persons or certain members of the group, respectively, have the right to acquire beneficial ownership within 60 days.
(b) Messrs. diBuono, Guffey, Margolis and Schoen share certain voting power of 2,468,612 shares (as of February 25, 1994) as trustees of the Coltec Retirement Savings Plan for Salaried Employees (the "Savings Plan"). They disclaim beneficial ownership as to such shares. However, as participants in the Savings Plan, they have the following shares of Common Stock credited to their individual accounts as of December 31, 1993 and such shares are included in the table above: Mr. diBuono, 1,853 shares; Mr. Guffey, 4,023 shares; Mr. Margolis, 2,657 shares; and Mr. Schoen, 4,021 shares.
(c) 50,660 shares of the 96,846 shares of Common Stock are owned by Mr. diBuono's wife and he disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The members of the Stock Option and Compensation Committee are Joel Moses (Chairman), Donald P. Brennan, Howard I. Hoffen and J. Bradford Mooney, Jr. None of the members was formerly an officer of Coltec or any of its subsidiaries. Mr. Brennan was an officer and director and Mr. Hoffen was a director of Coltec Holdings Inc. ("Holdings") before it became a wholly owned subsidiary of Coltec in November 1993.

    Mr. Brennan is a managing director and Mr. Hoffen is a vice president of Morgan Stanley and they along with another managing director of Morgan Stanley, Frank V. Sica, constituted all of the directors of Holdings, the owner of 100% of the outstanding shares of Common Stock from June 1988 to the recapitalization of Coltec effected in April 1992, which included the public offering by Coltec of 44,275,000 shares of Common Stock (the "1992 Recapitalization"). At the time of the 1992 Recapitalization, Holdings owned 36.1% of the outstanding shares of Common Stock.

    In the 1992 Recapitalization, Morgan Stanley was sole underwriter of a debt offering for which it received an underwriting commission of $11,250,000 and was one of several underwriters of an equity offering for which it received a portion of the total underwriting commission of $36,527,000. Also, as one of the dealer managers for a tender offer by Holdings for the outstanding Holdings 14 3/4% senior discount debentures, a part of the 1992 Recapitalization, Morgan Stanley received fees of $1,049,000 from Holdings. In October 1992, Morgan Stanley acted as sole underwriter in connection with the issuance by Coltec of $150 million of its 9 3/4% Senior Notes due 1999 for which it received an underwriting commission of $2,625,000. In connection with an industrial revenue bond refinancing in 1993, Morgan Stanley received a fee of $309,000.

    As of November 18, 1993, pursuant to a Reorganization Agreement, Coltec and Holdings completed a stock-for-stock exchange that resulted in Holdings' stockholders holding directly shares of Coltec Common Stock and Holdings became a wholly owned subsidiary of Coltec.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

(1)        Financial Statements (incorporated by reference from the 1993 Annual Report to
            Shareholders):
           Consolidated Balance Sheet at December 31, 1993 and 1992
           Consolidated Statement of Earnings for the Three Years ended December 31, 1993
           Consolidated Statement of Cash Flows for the Three Years ended December 31,
            1993
           Consolidated Statement of Shareholders' Equity for the Three Years Ended
            December 31, 1993
           Notes to Financial Statements
           Report of Independent Public Accountants
(2)        Financial Statement Schedules listed in the Index to Financial Statement
            Schedules on page S-1 hereof.
(3)        The exhibits required by Item 601 of Regulation S-K as listed in the accompanying exhibit index commencing on page I-1 hereof.

    (b) Coltec filed a Form 8-K dated October 13, 1993 reporting under Item 1. Changes in Control of Registrant, the approval of a stock-for-stock exchange between Coltec and Coltec Holdings Inc.

    (c)  Exhibits  4.7, 4.8,  4.9, 4.10,  4.11, 4.12,  4.13, 4.14,  10.3, 10.13,
10.15, 10.16, 10.17, 10.18, 12.1, 13.1, 21.1 and 23.1 are filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Coltec Industries Inc
                                                       (Registrant)

Date: March 22, 1994                       By: ________/s/_PAUL G. SCHOEN_______
                                                        Paul G. Schoen
                                               Executive Vice President Finance
                                                       and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities noted on March 22, 1994.

                   NAME AND TITLE                                         NAME AND TITLE
- -----------------------------------------------------  -----------------------------------------------------
                    /s/ DONALD P. BRENNAN                              /s/ DAVID I. MARGOLIS
     ------------------------------------------             ------------------------------------------
                  Donald P. Brennan                                      David I. Margolis
                      Director                                  Chairman of the Board and Director
                                                                     (Chief Executive Officer)
                /s/ SALVATORE J. COZZOLINO                          /s/ J. BRADFORD MOONEY, JR.
     ------------------------------------------             ------------------------------------------
               Salvatore J. Cozzolino                                 J. Bradford Mooney, Jr.
                      Director                                               Director
                   /s/ JOHN W. GUFFEY, JR.                                /s/ JOEL MOSES
     ------------------------------------------             ------------------------------------------
                John. W. Guffey, Jr.                                        Joel Moses
         President, Chief Operating Officer                                  Director
                    and Director
                     /s/ ANDREW C. HILTON                               /s/ PAUL G. SCHOEN
     ------------------------------------------             ------------------------------------------
                  Andrew C. Hilton                                        Paul G. Schoen
                      Director                                   Executive Vice President Finance
                                                                           and Treasurer
                                                                     (Principal Financial and
                                                                        Accounting Officer)
                     /s/ HOWARD I. HOFFEN                                /s/ FRANK V. SICA
     ------------------------------------------             ------------------------------------------
                  Howard I. Hoffen                                         Frank V. Sica
                      Director                                               Director

                               INDEX TO EXHIBITS

     3.1          --  Amended and Restated Articles of Incorporation of Coltec, filed as Exhib-
                      it 3.1 to Coltec's Registration Statement on Form S-2 (No. 33-44846) (the
                      "Form S-2 Registration Statement") and incorporated herein by reference.
     3.2          --  By-laws of Coltec, filed as Exhibit 3.2 to the Form S-2 Registration
                      Statement and incorporated herein by reference.
     4.1          --  Form of Senior Securities Indenture, dated as of December 1, 1985, between Coltec and Mellon Bank, N.A., as Trustee, filed as Exhibit 4.1 to
                      Coltec's Registration Statement on Form S-3 (No. 33-1811) and
                      incorporated herein by reference.
     4.2          --  Agreement of Resignation, Appointment and Acceptance, dated as of May 10,
                      1991, by and among Coltec, Mellon Bank, N.A. and The Bank of New York, filed as Exhibit 4.3 to the Form S-2 Registration Statement and
                      incorporated herein by reference.
     4.3          --  Specimen certificate for 11 1/4% Debentures Due December 1, 2015, filed as Exhibit 4.14 to Coltec's Registration Statement on Form S-2 and S-3
                      (Nos. 33-8585 and 33-1811) the ("Form S-2/S-3 Registration Statement")
                      and incorporated herein by reference.
     4.4          --  Supplemental Indenture, dated as of April 1, 1992, between Coltec and The
                      Bank of New York, as Trustee, relating to the Senior Securities
                      Indenture, dated as of December 1, 1985, between Coltec and Mellon Bank,
                      N.A., as the original Trustee, filed as Exhibit 6 to Coltec's Current
                      Report on Form 8-K dated April 1, 1992 (the "Form 8-K") and incorporated herein by reference.
     4.5          --  Credit Agreement, dated as of March 24, 1992 (the "Credit Agreement")
                      among Coltec and the financial institutions party thereto, Bankers Trust
                      Company, Manufacturers Hanover Trust Company, Barclays Bank PLC, New York
                      Branch and Credit Lyonnais New York Branch, as Agents, and Bankers Trust
                      Company, as Administrative Agent, filed as Exhibit 4.13 to Coltec
                      Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1991 and incorporated herein by reference.
     4.6          --  First Amendment, dated as of April 1, 1992, to the Credit Agreement, dated as of March 24, 1992, filed as Exhibit 3 to the Form 8-K and incorporated herein by reference.
     4.7          --  Second Amendment, dated as of April 8, 1992, to the Credit Agreement.
     4.8          --  Third Amendment and Waiver, dated as of September 3, 1992, to the Credit
                      Agreement.
     4.9          --  Fourth Amendment and Consent, dated as of September 25, 1992, to the
                      Credit Agreement.
     4.10         --  Fifth Amendment, dated as of May 26, 1993, to the Credit Agreement.
     4.11         --  Sixth Waiver, dated as of August 3, 1993, to the Credit Agreement.
     4.12         --  Seventh Consent, dated as of October 27, 1993, to the Credit Agreement.
     4.13         --  Eighth Waiver, dated as of December 23, 1993, to the Credit Agreement.

     4.14         --  Credit Agreement among Coltec, Various Banks, The Co-Agents and Bankers
                      Trust Company, as Administrative Agent dated as of March 24, 1992 and
                      Amended and Restated as of January 11, 1994.
     4.15         --  Form of Indenture, dated as of October 26, 1992, between Coltec and
                      United States Trust Company of New York, as Trustee, realting to Coltec's
                      9 3/4% Senior Notes Due 1999 (including the form of 9 3/4% Senior Note
                      Due 1999), filed as Exhibit 4.1 to Coltec's Registration Statement on
                      Form S-3 (No. 33-52414) and incorporated herein by reference.
     4.16         --  Indenture, dated as of April 1, 1992, between Coltec and United States
                      Trust Company of New York, as Trustee, relating to Coltec's 9 3/4% Senior
                      Notes Due 2000 (including the form of 9 3/4% Senior Note Due 2000), filed as Exhibit 4 to the Form 8-K and incorporated herein by reference.
     4.17         --  Indenture, dated as of April 1, 1992, between Coltec and Norwest Bank
                      Minnesota, National Association, as Trustee, relating to Coltec's 10 1/4%
                      Senior Subordinated Notes Due 2002 (including the form of 10 1/4% Senior
                      Subordinated Note Due 2002), filed as Exhibit 5 to the Form 8-K and incorporated herein by reference.
     4.18         --  Form of Indenture between Coltec and United States Trust Company of New
                      York, as Trustee, relating to Coltec's 9 3/4% Senior Notes due 1999
                      (including the form of Senior Note due 1999), filed as Exhibit 4.1 to
                      Coltec's Registration Statement on Form S-3 (No. 33-52414) and
                      incorporated herein by reference.
                      Pursuant to paragraph (4)(iii) of Item 601(b) of Regulation S-K, there are omitted certain agreements, which the registrant hereby agrees to furnish to the Commission upon request.
    10.1*         --  Form of Family Protection Agreement used in connection with Coltec's
                      Family Protection Program, filed as Exhibit 3.5.1 to Coltec's
                      Registration Statement on Form 8-B, filed with the Securities and
                      Exchange Commission on June 25, 1976 and incorporated herein by reference.
    10.2*         --  Benefits Equalization Plan of Coltec, filed as Exhibit 10.2 to Coltec's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.
    10.3*         --  Amendment No. 1 to the Benefits Equalization Plan.
    10.4*         --  Supplemental Retirement Savings Plan of Coltec, filed as Exhibit 10.3 to
                      Coltec's Annual Report on Form 10-K for the fiscal year ended December
                      31, 1988 and incorporated herein by reference.
    10.5*         --  Coltec's 1977 Long-Term Performance Plan, filed as Exhibit 10.5 to the
                      Form S-2/S-3 Registration Statement and incorporated herein by reference.
    10.6*         --  Amendment to Coltec's 1977 Long-Term Performance Plan described in
                      Proposal 2 of Coltec's Proxy Statement for its 1981 Annual Meeting of
                      Shareholders, filed as Exhibit 10.6 to the Form S-2/S-3 Registration
                      Statement and incorporated herein by reference.
    10.7*         --  Amendment No. 2 to Coltec's 1977 Long-Term Performance Plan, filed as
                      Exhibit 10.7 to the Form S-2/S-3 Registration Statement and incorporated herein by reference.

    10.8*         --  Employment Agreement, dated June 10, 1988, between Coltec and David I.
                      Margolis, filed as Exhibit 10.12 to Coltec's Annual Report on Form 10-K
                      for the fiscal year ended December 31, 1988 and incorporated herein by reference.
    10.9*         --  Form of Employment Agreements between Coltec and John W. Guffey, Jr.,
                      Anthony J. diBuono and certain other Executive Officers of Coltec, filed as Exhibit 10.13 to the Form S-2 Registration Statement and incorporated herein by reference.
   10.10*         --  Employment Letter Agreement, dated August 1, 1990, between Coltec and
                      John M. Cybulski, filed as Exhibit 10.14 to the Form S-2 Registration
                      Statement and incorporated herein by reference.
   10.11*         --  Resolutions adopted by the Board of Directors of Coltec on July 14, 1982 establishing a pension program for directors who are not otherwise entitled to a pension from Coltec, filed as Exhibit 10.16 to the Form
                      S-2/S-3 Registration Statement and incorporated herein by reference.
   10.12*         --  The Incentive Plan for Certain Employees of Coltec and Subsidiaries (the
                      "Incentive Plan"), filed as Exhibit 10.22 to the Form S-2 Registration
                      Statement and incorporated herein by reference.
   10.13*         --  Amendments to the Incentive Plan.
   10.14*         --  Coltec's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.24 to
                      Coltec's Annual Report on Form 10-K for the fiscal year ended December
                      31, 1991 and incorporated herein by reference.
   10.15*         --  Amendment No. 1 to the Coltec 1992 Stock Option and Incentive Plan.
   10.16*         --  1994 Long-Term Incentive Plan of Coltec.
   10.17*         --  Annual Incentive Plan For Certain Employees of Coltec Industries Inc and
                      Its Subsidiaries.
    10.18         --  1994 Stock Option Plan for Outside Directors.
   10.19*         --  Form of Registration and Management Rights Agreement, dated as of October
                      13, 1993 among Coltec, Morgan Stanley & Co. Incorporated and the individuals and institutions named therein filed as Exhibit B to
                      Reorganization Agreement dated as of October 13, 1993, among Coltec,
                      Coltec Holdings Inc. and the institutions and individuals named therein, filed as Exhibit 4.1 to Coltec's Current Report on Form 8-K dated October
                      13, 1993 and incorporated herein by reference.
    12.1          --  Computation of Ratio of Earnings to Fixed Charges.
    13.1          --  Portions of Coltec's 1993 Annual Report to Shareholders.
    21.1          --  List of Subsidiaries of Coltec.
    23.1          --  Consent of Arthur Andersen & Co.

- ---------
* These exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to item 14(c) of Form 10-K.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                  PAGE NUMBER
                                                                ----------------
FINANCIAL STATEMENT SCHEDULES                                   1993  1992  1991
- --------------------------------------------------------------  ----  ----  ----
V     --    Property, Plant and Equipment.....................  S-2   S-3   S-4
VI    --    Accumulated Depreciation and Amortization of
            Property, Plant and Equipment.....................  S-2   S-3   S-4
VII   --    Guarantees of Securities of Other Issuers.........  S-5    --    --
VIII  --    Valuation and Qualifying Accounts.................  S-6   S-6   S-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF COLTEC INDUSTRIES INC:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Coltec Industries Inc and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.
New York, N.Y.
January 24, 1994

                                                              SCHEDULES V AND VI
                                                                    1993

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                COLUMN A                     COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------
                                                                                            OTHER
                                            BALANCE AT     ADDITIONS                       CHANGES       BALANCE
                                            BEGINNING          AT                            ADD          AT END
CLASSIFICATION                              OF PERIOD         COST       RETIREMENTS      (DEDUCT)      OF PERIOD
- ------------------------------------------------------------------------------------------------------------------
Land and improvements...................     $   18,637    $    64          $  439       $  (60 )(2)     $  18,202
Buildings and equipment.................        132,013        936           2,289         (575 )(2)       130,085
Machinery and equipment.................        462,992     34,157          15,296       (2,633 )(2)       479,220
Leasehold improvements..................          8,491        132             151          (27 )(2)         8,445
Construction in progress................         17,988      3,298(1)                        (1 )(2)        21,285
                                           -----------------------------------------------------------------------
                                             $  640,121    $38,587          $18,175      $(3,296)        $ 657,237
                                           -----------------------------------------------------------------------
                                           -----------------------------------------------------------------------

- ---------
Notes:
   (1) Net change in construction in progress.
   (2) Foreign currency translation adjustments.

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                COLUMN A                     COLUMN B       COLUMN C         COLUMN D       COLUMN E      COLUMN F
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
                                                            ADDITIONS                        OTHER
                                            BALANCE AT     CHARGED TO                       CHANGES       BALANCE
                                            BEGINNING       COSTS AND                         ADD          AT END
DESCRIPTION                                 OF PERIOD       EXPENSES       RETIREMENTS      (DEDUCT)     OF PERIOD
- -------------------------------------------------------------------------------------------------------------------
Land improvements.......................      $   4,586      $   223          $   63        $ (4 )(1)     $   4,742
Buildings and equipment.................         68,621        4,361             926        (194 )(1)        71,862
Machinery and equipment.................        334,070       28,305          11,602       (1,711)(1)       349,062
Leasehold improvements..................          6,035          349             129         (13 )(1)         6,242
                                           ------------------------------------------------------------------------
                                              $ 413,312      $33,238          $12,720      ($1,922)       $ 431,908
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------

- ---------
Notes:
   (1) Foreign currency translation adjustments.

                                                              SCHEDULES V AND VI
                                                                    1992

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)

                COLUMN A                    COLUMN B     COLUMN C       COLUMN D       COLUMN E      COLUMN F
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
                                                                                        OTHER
                                           BALANCE AT    ADDITIONS                     CHANGES        BALANCE
                                           BEGINNING        AT                           ADD          AT END
CLASSIFICATION                             OF PERIOD       COST        RETIREMENTS     (DEDUCT)      OF PERIOD
- --------------------------------------------------------------------------------------------------------------
Land and improvements...................   $   19,050   $    168       $      385    $   (196)(2)    $  18,637
Buildings and equipment.................      131,131      2,583               49      (1,652)(2)      132,013
Machinery and equipment.................      461,930     16,798            9,229      (6,507)(2)      462,992
Leasehold improvements..................        8,345        554              386         (22)(2)        8,491
Construction in progress................       13,094      4,894(1)                                     17,988
                                           -------------------------------------------------------------------
                                           $  633,550   $ 24,997       $   10,049    $ (8,377)       $ 640,121
                                           -------------------------------------------------------------------
                                           -------------------------------------------------------------------

- ---------
Notes:
   (1) Net change in construction in progress.
   (2) Foreign currency translation adjustments.

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)

                COLUMN A                    COLUMN B     COLUMN C      COLUMN D       COLUMN E      COLUMN F
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
                                                        ADDITIONS                      OTHER
                                           BALANCE AT   CHARGED TO                    CHANGES        BALANCE
                                           BEGINNING    COSTS AND                       ADD          AT END
DESCRIPTION                                OF PERIOD     EXPENSES     RETIREMENTS     (DEDUCT)      OF PERIOD
- -------------------------------------------------------------------------------------------------------------
Land improvements.......................   $    4,391   $     230     $       30    $     (5)(1)    $   4,586
Buildings and equipment.................       64,322       4,800             24        (477)(1)       68,621
Machinery and equipment.................      316,245      29,847          8,097      (3,925)(1)      334,070
Leasehold improvements..................        5,978         429            364          (8)(1)        6,035
                                           ------------------------------------------------------------------
                                           $  390,936   $  35,306     $    8,515    $ (4,415)       $ 413,312
                                           ------------------------------------------------------------------
                                           ------------------------------------------------------------------

- ---------
Notes:
   (1) Foreign currency translation adjustments.

                                                              SCHEDULES V AND VI
                                                                    1991

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                 (IN THOUSANDS)

                COLUMN A                    COLUMN B     COLUMN C       COLUMN D       COLUMN E      COLUMN F
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
                                                                                        OTHER
                                           BALANCE AT    ADDITIONS                     CHANGES        BALANCE
                                           BEGINNING        AT                           ADD          AT END
CLASSIFICATION                             OF PERIOD       COST        RETIREMENTS     (DEDUCT)      OF PERIOD
- --------------------------------------------------------------------------------------------------------------
Land and improvements...................   $   19,223   $     34       $      240    $     33(2)     $  19,050
Buildings and equipment.................      125,484      5,953              426         120(2)       131,131
Machinery and equipment.................      453,234     17,629            9,187         254(2)       461,930
Leasehold improvements..................        8,320         77               28         (24)(2)        8,345
Construction in progress................       10,548      2,546(1)                                     13,094
                                           -------------------------------------------------------------------
                                           $  616,809   $ 26,239       $    9,881    $    383        $ 633,550
                                           -------------------------------------------------------------------
                                           -------------------------------------------------------------------

- ---------
Notes:
   (1) Net change in construction in progress.
   (2) Foreign currency translation adjustments.

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                                 (IN THOUSANDS)

                COLUMN A                    COLUMN B     COLUMN C      COLUMN D       COLUMN E      COLUMN F
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------
                                                        ADDITIONS                      OTHER
                                           BALANCE AT   CHARGED TO                    CHANGES        BALANCE
                                           BEGINNING    COSTS AND                       ADD          AT END
DESCRIPTION                                OF PERIOD     EXPENSES     RETIREMENTS     (DEDUCT)      OF PERIOD
- -------------------------------------------------------------------------------------------------------------
Land improvements.......................   $    4,177   $     256     $       41    $     (1)(1)    $   4,391
Buildings and equipment.................       60,416       4,158            250          (2)(1)       64,322
Machinery and equipment.................      292,037      32,050          7,970         128(1)       316,245
Leasehold improvements..................        5,599         411             21         (11)(1)        5,978
                                           ------------------------------------------------------------------
                                           $  362,229   $  36,875     $    8,282    $    114        $ 390,936
                                           ------------------------------------------------------------------
                                           ------------------------------------------------------------------

- ---------
Notes:
   (1) Foreign currency translation adjustments.

                                                                    SCHEDULE VII
                                                                      1993

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
            SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS
                               DECEMBER 31, 1993
                                 (IN THOUSANDS)

        COLUMN A                  COLUMN B          COLUMN C     COLUMN D    COLUMN E     COLUMN F       COLUMN G
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

                                                                                                       NATURE OF ANY
                                                                                                     DEFAULT BY ISSUER
                                                                                                       OF SECURITIES
                                                                                                       GUARANTEED IN
                                                                  AMOUNT                                PRINCIPAL,
                                                                  OWNED      AMOUNT IN                   INTEREST,
    NAME OF ISSUER OF                                 TOTAL     BY PERSON    TREASURY                 SINKING FUND OR
       SECURITIES            TITLE OF ISSUE OF       AMOUNT     OR PERSONS   OF ISSUER                  REDEMPTION
      GUARANTEED BY            EACH CLASS OF       GUARANTEED   FOR WHICH       OF                    PROVISIONS, OR
    PERSON FOR WHICH             SECURITIES            AND      STATEMENT   SECURITIES   NATURE OF      PAYMENT OF
   STATEMENT IS FILED            GUARANTEED        OUTSTANDING   IS FILED   GUARANTEED   GUARANTEE       DIVIDENDS
- ----------------------------------------------------------------------------------------------------------------------
Onondaga County            9 7/8% Pollution         $   2,575       --          --          (1)             --
  Industrial                 Control
  Development Agency         Revenue Bonds
  (New York)
City of Elizabethtown,     9 7/8% Industrial            5,800       --          --          (1)             --
  Kentucky                   Development
                             Revenue Bonds
The Industrial             9 7/8% Industrial              575       --          --          (1)             --
  Development Board of       Development
  the City of Huntsville     Revenue Bonds
  (Alabama)
Onondaga County            7 1/4% Pollution             5,215       --          --          (1)             --
  Industrial                 Control
  Development Agency         Revenue Bonds
  (New York)
Allegheny County           7 1/4% Pollution             1,000       --          --          (1)             --
  Industrial Development     Control Revenue
  Authority                  Bonds
  (Pennsylvania)
Beaver County Industrial   7% Pollution Control        11,975       --          --          (1)             --
  Development Authority      Revenue Bonds
  (Pennsylvania)
                                                   -----------
                                                    $  27,140
                                                   -----------
                                                   -----------

- ------------
Notes:
   (1) Coltec is contingently liable for lease payments relating to these industrial revenue bonds, which have been assumed by others.

                                                                 SCHEDULE VIII
                                                                1993, 1992 AND
                                                                     1991

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                 COLUMN A                     COLUMN B             COLUMN C             COLUMN D      COLUMN E
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------

                                                                  ADDITIONS
                                                          --------------------------
                                             BALANCE AT   CHARGED TO    CHARGED TO                   BALANCE AT
                                              BEGINNING    COSTS AND       OTHER                         END
DESCRIPTION                                   OF PERIOD    EXPENSES      ACCOUNTS     DEDUCTIONS(1)   OF PERIOD
- ----------------------------------------------------------------------------------------------------------------
1993
  Valuation accounts deducted from assets--
      Allowance for doubtful accounts......   $   4,614    $     335     $  --          $     779     $   4,170
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
      Reserve for potential losses from
        excess and slow-moving
        inventories........................   $  16,789    $   6,379     $  --          $   5,082     $  18,086
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
1992
  Valuation accounts deducted from assets--
      Allowance for doubtful accounts......   $   4,624    $     206     $  --          $     216     $   4,614
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
      Reserve for potential losses from
        excess and slow-moving
        inventories........................   $  16,569    $   5,252     $  --          $   5,032     $  16,789
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
1991
  Valuation accounts deducted from assets--
      Allowance for doubtful accounts......   $   4,587    $     631     $  --          $     594     $   4,624
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
      Reserve for potential losses from
        excess and slow-moving
        inventories........................   $  15,946    $   3,561     $  --          $   2,938     $  16,569
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------

- ---------
Notes:
   (1) Deductions are for the purposes for which the valuation accounts were created.