Form 10-Q
period 1994-04-03
COLTEC INDUSTRIES INC
filed 1994-05-17
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



(X) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act of 1934
    For the quarterly period ended April 3, 1994

                                            OR

( ) Transition Report Pursuant To Section 13 Or 15(d) Of the Securities Exchange
    Act of 1934
    For the transition period from __________________ to __________________
    Commission file number  1-7568



                                  COLTEC INDUSTRIES INC
                  (Exact name of Registrant as specified in its charter)


                PENNSYLVANIA                                     13-1846375
(State or other jurisdiction of incorporation                   IRS Employer
               or organization)                              Identification No.)


     430 PARK AVENUE, NEW YORK, N.Y.                                10022
(Address of principal executive offices)                         (Zip  code)

                                      (212) 940-0400
                   (Registrant's telephone number, including area code)


________________________________________________________________________________
             (Former name, former address and former fiscal year, if changed since last report


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes (X)    No ( )



                             ________________________________

    On May 1, 1994, there were outstanding 69,802,681 shares of common stock, par value $.01 per share.

PART I FINANCIAL INFORMATION
Item I Financial Statements



                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET





                                                        April 3,   December 31,
                                                          1994         1993
                                                      ___________  ___________
                                                      (Unaudited)
                                                      (In thousands, except per
                                                              share data)
             A S S E T S
Current assets -
  Cash and cash equivalents                           $     5,297  $     5,749
  Accounts and notes receivable - net                     196,706      161,521
  Inventories -
    Finished goods                                         37,677       39,206
    Work in process and finished parts                    102,758      103,166
    Raw materials and supplies                             25,268       25,405
                                                      ___________  ___________
                                                          165,703      167,777
  Deferred income taxes                                    16,273       17,036
  Other current assets                                      8,393        8,587
                                                      ___________  ___________
      Total current assets                                392,372      360,670
Property, plant and equipment                             637,535      657,237
Less accumulated depreciation and
  amortization                                            420,742      431,908
                                                      ___________  ___________
                                                          216,793      225,329
Costs in excess of net assets acquired,
  net of amortization                                     133,776      132,550
Other assets                                              107,864       87,863
                                                      ___________  ___________
                                                      $   850,805  $   806,412
                                                      ===========  ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Current maturities of long-term debt                $       535  $     1,543
  Accounts payable                                         57,576       64,791
  Accrued expenses                                        139,754      127,208
  Current portion of liabilities of
    discontinued operations                                 4,000        4,000
                                                      ___________  ___________
      Total current liabilities                           201,865      197,542
Long-term debt                                          1,047,866    1,032,089
Deferred income taxes                                      29,472       27,543
Other liabilities                                         135,607      132,367
Liabilities of discontinued operations                     41,635       42,361
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                   -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    69,943,341 shares issued
    (excluding 25,000,000 shares
    held by a wholly owned subsidiary)                        699          699
  Capital in excess of par value                          637,008      636,846
  Retained earnings (deficit)                          (1,230,822)  (1,251,465)
  Unearned compensation - restricted
    stock awards                                           (4,702)      (5,552)
  Minimum pension liability                                (4,205)      (4,205)
  Foreign currency translation adjustments                 (1,344)       1,077
                                                      ___________  ___________
                                                         (603,366)    (622,600)
  Less: Cost of 140,660 and 179,309 shares
          of common stock in treasury at
          April 3, 1994 and December 31, 1993,
          respectively                                     (2,274)      (2,890)
                                                      ___________  ___________
                                                         (605,640)    (625,490)
                                                      ___________  ___________

                                                      $   850,805  $   806,412
                                                      ===========  ===========









The accompanying notes to financial statements are an integral part of this statement.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF EARNINGS
                                       (Unaudited)




                                                           Three Months Ended
                                                          ____________________
                                                          April 3,    April 4,
                                                            1994        1993
                                                          ________    ________
                                                         (In thousands, except
                                                             per share data)

Net sales                                                 $331,850    $339,934
                                                          ________    ________

Costs and expenses -
  Cost of sales                                            227,641     232,031
  Selling and administrative                                49,530      52,936
                                                          ________    ________
      Total costs and expenses                             277,171     284,967
                                                          ________    ________

Operating income                                            54,679      54,967
Interest and debt expense, net                              22,424      28,059
                                                          ________    ________

Earnings before income taxes and extraordinary item         32,255      26,908
Provision for income taxes                                  11,612       9,418
                                                          ________    ________

Earnings before extraordinary item                          20,643      17,490
Extraordinary item                                               -        (264)
                                                          ________    ________

Net earnings                                              $ 20,643    $ 17,226
                                                          ========    ========

Earnings per common share -
  Before extraordinary item                               $    .30    $    .25
  Extraordinary item                                             -           -
                                                          ________    ________
  Net earnings                                            $    .30    $    .25
                                                          ========    ========

Weighted average number of common and
  common equivalent shares                                  69,797      69,599
                                                          ========    ========




The accompanying notes to financial statements are an integral part of this statement.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                                          Three Months Ended
                                                        ______________________
                                                         April 3,     April 4,
                                                          1994          1993
                                                        _________     ________
                                                            (In thousands)
Cash flows from operating activities
  Net earnings                                          $  20,643     $ 17,226
  Adjustments to reconcile net earnings to cash
    Extraordinary item                                          -          264
    Depreciation and amortization                          10,921       12,645
    Deferred income taxes                                   1,929          227
    Receivable from insurance carriers                     (3,089)      (4,695)
    Payment of liabilities of discontinued operations        (726)        (304)
    Other operating items                                  (2,521)       2,198
                                                        _________     ________
                                                           27,157       27,561
                                                        _________     ________
Changes in assets and liabilities
  Accounts and notes receivable                           (15,989)     (14,248)
  Inventories                                              (1,011)     (15,715)
  Deferred income taxes                                       763          146
  Other current assets                                        (85)      (1,266)
  Accounts payable                                         (4,710)         543
  Accrued expenses                                        (16,886)       2,075
                                                        _________     ________
    Changes in assets and liabilities                     (37,918)     (28,465)
                                                        _________     ________
    Cash used in operating activities                     (10,761)        (904)
                                                        _________     ________

Cash flows from investing activities
  Capital expenditures                                     (7,146)      (4,108)
  Other - net                                              (1,029)       1,891
                                                        _________     ________
    Cash used in investing activities                      (8,175)      (2,217)
                                                        _________     ________

Cash flows from financing activities
  Proceeds from issuance of long-term debt                329,000       24,112
  Retirement of long-term debt                           (310,516)     (22,075)
                                                        _________     ________
    Cash provided by financing activities                  18,484        2,037
                                                        _________     ________

Cash and cash equivalents -
Decrease                                                     (452)      (1,084)
At beginning of period                                      5,749        7,155
                                                        _________     ________
At end of period                                        $   5,297     $  6,071
                                                        =========     ========

The accompanying notes to financial statements are an integral part of this statement.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                              Notes to Financial Statements
                                      April 3, 1994
                                       (Unaudited)



1. The unaudited financial statements included herein reflect in the opinion of Coltec Industries Inc ("Coltec") all normal recurring adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 1993 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and footnotes included in Coltec's annual report to shareholders for the year ended December 31, 1993.

2. In the first quarter of 1994, Coltec adopted the requirements of Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." In accordance with Interpretation No. 39, Coltec recorded its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and separately recorded an asset equal to the amount expected to be recovered by insurance. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos related matters and the receivable from insurance carriers included in the Consolidated Balance Sheet are as follows:

                                                 April 3,     December 31,
                                                   1994          1993
                                                 ________     ___________
                                                    (In thousands)
     Accounts and notes receivable - net         $61,287         $35,838
     Other assets                                 37,952          23,697
     Accrued expenses                             31,581               -
     Other liabilities                            10,404               -


3. Interest paid and federal and state income taxes paid and refunded were as follows:
                                                   Three Months Ended
                                                 ______________________
                                                 April 3,       April 4,
                                                   1994           1993
                                                 _______        _______
                                                     (In thousands)
     Interest paid                               $29,718        $30,598
     Income taxes:
       Paid                                       12,512          4,992
       Refunded                                      285            896

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                              Notes to Financial Statements
                                      April 3, 1994
                                       (Unaudited)



4. During the first quarter of 1993, Coltec incurred an extraordinary charge of $264,000, net of a tax benefit of $135,000, in connection with the writeoff of deferred financing costs from early extinguishment of debt.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                      April 3, 1994




PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following table shows financial information by industry segment for the three months ended April 3, 1994 and April 4, 1993.

                                       Three Months Ended
                                       __________________
                                       April 3,   April 4,
                                         1994       1993
                                       _______    _______
                                         (In millions)
        Sales:
          Aerospace/Government          $ 99.1     $113.1
          Automotive                     128.4      113.1
          Industrial                     104.7      114.0
          Intersegment elimination         (.3)       (.3)
                                        ______     ______
              Total                     $331.9     $339.9
                                        ======     ======

        Operating income:
          Aerospace/Government          $ 13.6     $ 17.7
          Automotive                      28.3       26.3
          Industrial                      22.3       20.8
                                        ______     ______
              Total segments              64.2       64.8
          Corporate unallocated           (9.5)      (9.8)
                                        ______     ______
          Operating income              $ 54.7     $ 55.0
                                        ======     ======

        RESULTS of OPERATIONS

        Three Months Ended April 3, 1994 Compared with Three Months Ended April 4, 1993.

        Earnings before extraordinary item for the first quarter of 1994 were $20.6 million, equal to $.30 per common share, compared with $17.5 million, or $.25 per common share in the first quarter of 1993. Sales were $331.9 million compared with $339.9 million for the first quarter last year. Operating income for the 1994 first quarter was $54.7 million and the operating margin was 16.5%. This compared with operating income of $55.0 million and an operating margin of 16.2% in the first quarter of 1993. Results for the first quarter of 1994 were adversely impacted by the severe weather conditions in January and February .

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                      April 3, 1994




        In the Aerospace/Government segment, operating income in the first quarter of 1994 declined 23% on a 12% sales decline from the comparable 1993 period. Operating income in the Automotive segment improved 8% on a 14% sales increase, and operating income in the Industrial segment increased 7% on an 8% decline in sales.

        Operating results for the Aerospace/Government segment continued to reflect the weakness in demand for commercial aircraft and delayed receipt of orders for engines for U.S. Navy programs. The improved performance in the Automotive segment reflects the increasing strength in the automotive industry and rising demand for segment products. In the Industrial segment, results were mixed in the first quarter of 1994, with higher sales and earnings reported by Quincy Compressor and Garlock Bearings, while Garlock Mechanical Packing, France Compressor Products and Delavan Commercial Products reported lower results. Order input in the Industrial segment increased in the first quarter of 1994 over the 1993 fourth quarter.

        Excluding the operating results of Central Moloney, which was sold in January 1994, sales were up slightly to $327.0 million from $324.2 million and operating income was $54.6 million compared with $56.6 million in the first quarter of 1993. Excluding Central Moloney, operating income for the Industrial segment was level and sales were up 2% for the first quarter of 1994.

        Following is a discussion of the results of operations for the three months ended April 3, 1994 compared with the three months ended April 4, 1993.

        Sales. In the Aerospace/Government segment, sales were $99.1 million compared with $113.1 million a year ago. The sales decline continued to reflect the weakness in demand for commercial aircraft. Shipments of Menasco landing gear were down reflecting schedule reductions early in 1993 that were in response to customer cutbacks. Sales were down at Fairbanks Morse Engine on lower shipments of engines reflecting completion of certain U.S. Navy programs; and at Chandler Evans Control Systems, sales were down on lower demand for spare parts from both the commercial and military markets.

        Sales for the Automotive segment increased from $113.1 million last year to $128.4 million in the first quarter of 1994 reflecting higher new car and truck production. Sales at Holley Automotive were higher on increased demand for manifold assemblies, transmission solenoids and transmission modulators. Shipments of oil pumps and both mechanical and electrical emission-control air pumps were up at Coltec Automotive. The higher sales of electric air pumps reflected the acquisition late in 1993 of General Motor's air pump manufacturing operation. Farnam Sealing Systems reported higher sales on strong demand for gaskets and seals from both original equipment manufacturers and the aftermarket. Sales were lower at Holley Replacement Parts reflecting a decline in demand for carburetors in the aftermarket.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                      April 3, 1994




        In the Industrial segment, sales were $104.7 million for the first quarter of 1994 compared with $114.0 million last year. Excluding Central Moloney, sales were $99.8 million compared with $98.2 million in the first quarter of 1993. Quincy Compressor reported higher sales on increased shipments of rotary screw air compressors and greater demand for compressor parts and accessories. Sales were higher at Garlock Bearings, Sterling Die and Haber on increased demand from the automotive market. Lower sales were reported in the first quarter of 1994 by Garlock Mechanical Packing, Garlock Valves & Industrial Plastics and France Compressor Products.

        Cost of Sales. Cost of sales decreased 2% in the first quarter of 1994; however, excluding Central Moloney, cost of sales was 3% higher. This increase is related primarily to higher operating costs at Chandler Evans Control Systems and Walbar resulting from production delays and inefficiencies during the consolidation and relocation of operations pursuant to the restructuring plan announced in 1993. Cost of sales as a percent of sales increased to 68.2% from 66.7%, after excluding Central Moloney.

        Selling and Administrative. Selling and administrative expense, including other income and expense, declined 6% in the first quarter of 1994. Excluding Central Moloney, selling and administrative expense was down 4% due to lower sales and to reductions in the sales force at Garlock Mechanical Packing. As a percent of sales, selling and administrative expense declined to 15.1% from 15.8% in the first three months of 1993, after excluding Central Moloney.

        Interest and Debt Expense, Net. Interest and debt expense, net declined $5.6 million, or 20%, primarily reflecting lower cost under the 1994 Credit Agreement entered into in January 1994.

        Provision for Income Taxes. The provision for income taxes for the first three months of 1994 results in an effective income tax rate of 36.0% compared with 35.0% for the first three months of 1993.

        Extraordinary Item. Coltec incurred an extraordinary charge of $.3 million, net of a $.1 million tax benefit, in the first three months of 1993 resulting from the write-off of deferred financing costs from early extinguishment of debt.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                      April 3, 1994




        Liquidity and Financial Position

        In January 1994, Coltec entered into a $415.0 million reducing revolving credit facility (the "1994 Credit Agreement"). This agreement was used to prepay borrowings outstanding and replace letters of credit issued under a credit agreement entered into in 1992. On January 11, 1994, borrowings of $324.0 million were outstanding and letters of credit of $43.6 million were issued under the 1994 Credit Agreement. The remaining balance of the 1994 Credit Agreement is being used for working capital and general corporate purposes. The 1994 Credit Agreement, which expires June 30, 1999, provides up to $100 million for issuance of letters of credit and will be reduced $50.0 million on both January 11, 1997 and 1998. On April 3, 1994, borrowings of $329.0 million were outstanding and letters of credit of $38.9 million were issued under the 1994 Credit Agreement leaving $47.1 million available for additional borrowings and the issuance of letters of credit.

        In the first quarter of 1994, Coltec adopted the requirements of Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." In accordance with Interpretation No. 39, Coltec recorded liabilities ($31.6 million included in accrued expenses and $10.4 million included in other liabilities in the Consolidated Balance Sheet) for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and separately recorded an asset equal to the amount expected to be recovered by insurance. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. At April 3, 1994 and December 31, 1993, the receivable balance was $99.2 million and $59.5 million, respectively, of which $61.3 million and $35.8 million, respectively, is included in accounts and notes receivable - net, with the remaining balance included in other assets.

        In the first three months of 1994, $10.8 million of cash was used in operating activities compared with $.9 million last year. The $10.8 million of cash used in operating activities in 1994 reflects higher working capital requirements, a lower interest accrual resulting from the 1994 Credit Agreement, higher payments of income taxes and payments covering the restructuring plan announced in 1993. The $.9 million of cash used in operating activities in the first quarter of 1993 was due to higher working capital requirements. Excluding the receivable due from insurance carriers, receivables increased 8% to $135.4 million and receivables days outstanding were 38 days at April 3, 1994 compared with 36 days at year-end 1993. Inventories of $165.7 million at April 3, 1994 were slightly lower than at December 31, 1993, however, excluding Central Moloney, inventories were slightly higher.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                      April 3, 1994




        At April 3, 1994, total debt was $1,048.4 million compared with $1,033.6 million at year-end 1993. The negative balance in shareholders equity of $605.6 million compares with a negative balance of $625.5 million at year-end 1993. Cash and cash equivalents at April 3, 1994 were $5.3 million compared with $5.7 million at December 31, 1993. Working capital at April 3, 1994 was $190.5 million and the current ratio was 1.94. This compares with working capital of $163.1 million and a current ratio of 1.83 at December 31, 1993.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                      April 3, 1994





PART II OTHER INFORMATION

Item 1. Legal Proceedings

        As of April 3, 1994, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 68,300 actions (including approximately 6,000 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of asbestos fibers. Through April 3, 1994, approximately 98,800 of the approximately 167,100 total actions brought have been settled or otherwise disposed of.

        The damages claimed for personal injury or death vary from case to case and in many cases plaintiffs seek $1 million or more in compensatory damages and $2 million or more in punitive damages. Although the law in each state differs to some extent, it appears, based on advice of counsel, that liability for compensatory damages would be shared among all responsible defendants, thus limiting the potential monetary impact of such judgments on any individual defendant.

        Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec is currently negotiating with its remaining excess carriers to determine, on behalf of its subsidiaries, how payments will be made with respect to such insurance coverage for asbestos claims. Coltec believes that agreement can be achieved without litigation, and on substantially the same basis that it has resolved the issues with its primary and first-level excess carriers. On this basis, Coltec will have available to it a significant amount of coverage from its solvent carriers for asbestos claims.

        Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. In the first quarter of 1994, two subsidiaries of Coltec received approximately 4,000 new actions. Payments were made with respect to asbestos liability and related costs aggregating $10.1 million in the first quarter of 1994, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of April 3, 1994, Coltec estimates that the aggregate

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                      April 3, 1994



        remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $42.0 million and Coltec expects that this cost will be substantially covered by insurance.

        With respect to the 62,300 outstanding actions as of April 3, 1994 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

        It is also difficult to predict the number of asbestos lawsuits that Coltec's subsidiaries will receive in the future. Coltec has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with Coltec's asbestos-related actions.
        Coltec is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, Coltec believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Considering the foregoing, as well as the experience of Coltec's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the significant amount of insurance coverage that Coltec expects to be available from its solvent carriers, Coltec believes that pending and reasonably anticipated future claims are not likely to have a material effect on Coltec's results of operations and financial condition.

                          COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                      April 3, 1994



        Although the insurance coverage which Coltec has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984.

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

Item 6. Exhibits and Reports on Form 8-K

        (b) No reports on Form 8-K were filed during the quarter ended April 3,1994 by Coltec Industries Inc.

                                    S I G N A T U R E





    Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COLTEC INDUSTRIES INC
                                                       (Registrant)



                                       by             Paul G. Schoen
                                          -------------------------------------
                                                      Paul G. Schoen
                                            Executive Vice President, Finance
                                          Treasurer and Chief Financial Officer


























Date:  May 16, 1994