Form 10-Q
period 1994-07-03
COLTEC INDUSTRIES INC
filed 1994-08-10
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



(X) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act of 1934
    For the quarterly period ended July 3, 1994

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


                             ________________________________

    On July 31, 1994, there were outstanding 69,815,968 shares of common stock, par value $.01 per share.

PART I FINANCIAL INFORMATION
Item I Financial Statements



                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET





                                                        July 3,    December 31,
                                                          1994         1993
                                                      ___________  ____________
                                                      (Unaudited)
                                                      (In thousands, except
                                                              share data)
             A S S E T S
Current assets -
  Cash and cash equivalents                           $     6,795  $     5,749
  Accounts and notes receivable - net                     189,718      161,521
  Inventories -
    Finished goods                                         39,286       39,206
    Work in process and finished parts                    109,518      103,166
    Raw materials and supplies                             25,387       25,405
                                                      ___________  ___________
                                                          174,191      167,777
  Deferred income taxes                                    15,061       17,036
  Other current assets                                      8,712        8,587
                                                      ___________  ___________
      Total current assets                                394,477      360,670

Property, plant and equipment                             639,249      657,237
Less accumulated depreciation and
  amortization                                            424,420      431,908
                                                      ___________  ___________
                                                          214,829      225,329
Costs in excess of net assets acquired,
  net of amortization                                     132,479      132,550
Other assets                                               83,041       87,863
                                                      ___________  ___________

                                                      $   824,826  $   806,412
                                                      ===========  ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Current maturities of long-term debt                $       519  $     1,543
  Accounts payable                                         65,627       64,791
  Accrued expenses                                        145,946      127,208
  Current portion of liabilities of
    discontinued operations                                 4,000        4,000
                                                      ___________  ___________
      Total current liabilities                           216,092      197,542
Long-term debt                                            992,691    1,032,089
Deferred income taxes                                      33,401       27,543
Other liabilities                                         131,992      132,367
Liabilities of discontinued operations                     31,832       42,361
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                   -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    69,943,341 shares issued
    (excluding 25,000,000 shares
    held by a wholly owned subsidiary)                        699          699
  Capital in excess of par value                          637,016      636,846
  Retained earnings (deficit)                          (1,207,454)  (1,251,465)
  Unearned compensation - restricted
    stock awards                                           (3,928)      (5,552)
  Minimum pension liability                                (4,205)      (4,205)
  Foreign currency translation adjustments                 (1,251)       1,077
                                                      ___________  ___________
                                                         (579,123)    (622,600)
  Less: Cost of 127,373 and 179,309 shares
          of common stock in treasury at
          July 3, 1994 and December 31, 1993,
          respectively                                     (2,059)      (2,890)
                                                      ___________  ___________
                                                         (581,182)    (625,490)
                                                      ___________  ___________

                                                      $   824,826  $   806,412
                                                      ===========  ===========









The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)



                                    Three Months Ended   Six Months Ended
                                    __________________  __________________
                                     July 3,   July 4,   July 3,   July 4,
                                      1994      1993      1994      1993
                                    ________  ________  ________  ________
                                     (In thousands, except per share data)

Net sales                           $337,018  $334,591  $668,868  $674,525
                                    ________  ________  ________  ________
Costs and expenses -
  Cost of sales                      226,812   226,862   454,453   458,893
  Selling and administrative          49,515    45,470    99,045    98,406
  Restructuring charge                     -    25,219         -    25,219
                                    ________  ________  ________  ________

  Total costs and expenses           276,327   297,551   553,498   582,518
                                    ________  ________  ________  ________

Operating income                      60,691    37,040   115,370    92,007
Interest and debt expense, net        22,593    27,789    45,017    55,848
                                    ________  ________  ________  ________

Earnings before income taxes and
  extraordinary item                  38,098     9,251    70,353    36,159
Provision for income taxes            13,715     3,238    25,327    12,656
                                    ________  ________  ________  ________

Earnings before extraordinary item    24,383     6,013    45,026    23,503
Extraordinary item                    (1,015)     (375)   (1,015)     (639)
                                    ________  ________  ________  ________

Net earnings                        $ 23,368  $  5,638  $ 44,011  $ 22,864
                                    ========  ========  ========  ========
Earnings per common share -
  Before extraordinary item            $ .35     $ .09     $ .65     $ .34
  Extraordinary item                    (.02)     (.01)     (.02)     (.01)
                                       _____     _____     _____     _____
  Net earnings                         $ .33     $ .08     $ .63     $ .33
                                       =====     =====     =====     =====

Weighted average number of common
  and common equivalent shares        69,799    69,526    69,798    69,563
                                      ======    ======    ======    ======





The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                           Six Months Ended
                                                        ______________________
                                                         July 3,       July 4,
                                                          1994          1993
                                                        _________     ________
                                                            (In thousands)
Cash flows from operating activities -
  Net earnings                                          $  44,011     $ 22,864
  Adjustments to reconcile net earnings to cash -
    Extraordinary item                                      1,015          639
    Restructuring charge                                        -       25,219
    Depreciation and amortization                          21,721       25,375
    Deferred income taxes                                   5,858       (5,254)
    Receivable from insurance carriers                     23,071       (9,873)
    Payment of liabilities of discontinued operations      (1,218)      (2,627)
    Other operating items                                  (4,435)        (812)
                                                        _________     ________
                                                           90,023       55,531
                                                        _________     ________
  Changes in assets and liabilities -
    Accounts and notes receivable                         (19,171)     (11,923)
    Inventories                                            (9,499)     (15,376)
    Deferred income taxes                                   1,975          396
    Other current assets                                     (404)      (1,269)
    Accounts payable                                        3,341        1,418
    Accrued expenses                                      (13,667)      (4,252)
                                                        _________     ________
      Changes in assets and liabilities                   (37,425)     (31,006)
                                                        _________     ________
      Cash provided by operating activities                52,598       24,525
                                                        _________     ________

Cash flows from investing activities -
  Capital expenditures                                    (14,726)     (11,985)
  Other - net                                               1,282        6,925
                                                        _________     ________
      Cash used in investing activities                   (13,444)      (5,060)
                                                        _________     ________
Cash flows from financing activities -
  Issuance of long-term debt                              329,000       28,609
  Payments of long-term debt                             (367,108)     (41,678)
  Distribution to Holdings pursuant to tax
    sharing procedure                                           -       (4,624)
                                                        _________     ________
      Cash used in financing activities                   (38,108)     (17,693)
                                                        _________     ________
Cash and cash equivalents -
Increase                                                    1,046        1,772
At beginning of period                                      5,749        7,155
                                                        _________     ________
At end of period                                        $   6,795     $  8,927
                                                        =========     ========

The accompanying notes to financial statements are an integral part of this statement.
                                                                            4.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    July 3, 1994
                                     (Unaudited)





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

                                          July 3,        December 31,
                                           1994              1993
                                          ______         ___________
                                             (In thousands)

    Accounts and notes receivable - net   $51,117          $35,838
    Other assets                           24,026           23,697
    Accrued expenses                       35,101                -
    Other liabilities                      10,580                -

3. Coltec recorded a restructuring charge of $25,219,000 in the second quarter 1993 to cover the cost of consolidation and rearrangement of certain manufacturing facilities and related reductions in work force.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    July 3, 1994
                                     (Unaudited)





4. Interest paid and federal and state income taxes paid and refunded were as follows:

                                 Six Months Ended
                                _________________
                                July 3,   July 4,
                                 1994      1993
                                _______   _______
                                  (In thousands)

            Interest paid       $47,219   $53,107
            Income taxes:
              Paid               18,886    22,851
              Refunded            1,567       920

5. During the second quarter of 1994, Coltec incurred an extraordinary charge of $1,015,000, net of a tax benefit of $547,000, in connection with the early retirement of debt.

   During the second quarter and six months of 1993, Coltec incurred extraordinary charges of $375,000, net of a tax benefit of $193,000, and $639,000, net of a tax benefit of $328,000, respectively, in connection with the early retirement of debt.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following table shows financial information by industry segment for the three months and six months ended July 3, 1994 and July 4, 1993.

                                  Three Months Ended      Six Months Ended
                                  __________________     __________________
                                  July 3,    July 4,     July 3,    July 4,
                                    1994       1993        1994       1993
                                  _______    _______     _______    _______
                                                (In millions)
       Sales:
         Aerospace/Government     $105.3     $108.9      $204.4     $222.1
         Automotive                133.7      114.2       262.1      227.3
         Industrial                 98.5      111.7       203.2      225.7
         Intersegment elimination    (.5)       (.2)        (.8)       (.6)
                                  ______     ______      ______     ______
             Total                $337.0     $334.6      $668.9     $674.5
                                  ======     ======      ======     ======

       Operating income:
         Aerospace/Government     $ 16.4     $   .5      $ 30.0     $ 18.2
         Automotive                 31.2       28.2        59.5       54.4
         Industrial                 22.6       17.7        44.9       38.5
                                  ______     ______      ______     ______
             Total segments         70.2       46.4       134.4      111.1
         Corporate unallocated      (9.5)      (9.4)      (19.0)     (19.1)
                                  ______     ______      ______     ______
         Operating income         $ 60.7     $ 37.0      $115.4     $ 92.0
                                  ======     ======      ======     ======

       Operating income for the second quarter of 1993 included a restructuring charge of $25.2 million. This charge included $17.7 million in the Aerospace/Government segment, $3.8 million in the Automotive segment and $3.7 million in the Industrial segment. Excluding the restructuring charge, 1993 operating income by industry segment would have been as follows:

                                  Three       Six
                                  Months     Months
                                  ______     ______
                                    (In millions)
         Aerospace/Government     $18.2      $ 35.9
         Automotive                32.0        58.2
         Industrial                21.4        42.2
                                  _____      ______
           Total segments         $71.6      $136.3
                                  _____      ______

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994



       Results of Operations

       Three Months Ended July 3, 1994 Compared With Three Months Ended July 4, 1993.

       Earnings per share before extraordinary item increased to $.35 in the second quarter of 1994 from $.09 per share in the 1993 second quarter, or $.31 cents per share excluding a restructuring charge. Sales for the 1994 second quarter were $337.0 million compared with $334.6 million in the comparable period last year. Operating income was $60.7 million compared with $37.0 million in the 1993 second quarter and the operating margin was 18.0%, compared with 11.1% last year. Excluding a restructuring charge of $25.2 million recorded in the second quarter of 1993, operating income was $62.3 million and the operating margin was 18.6% in the second quarter of 1993.

       In the Aerospace/Government segment, 1994 second quarter operating income increased significantly over the like quarter last year on a 3% sales decline. Operating income in the Automotive segment improved 11% on a 17% sales increase and, in the Industrial segment, operating income was higher by 28% on a 12% decline in sales. Excluding the 1993 restructuring charge, operating income in the second quarter of 1994 declined 10% in the Aerospace/Government segment and 3% in the Automotive segment. Included in 1993 second quarter operating income for the Automotive segment was a recovery of previously incurred engineering expense. Excluding such recovery and the 1993 restructuring charge, Automotive segment operating income was up 9%. Excluding the 1993 restructuring charge and the operating results of Central Moloney, which was sold in January 1994, Industrial segment sales were up 2% and operating income improved 6% in the second quarter of 1994. For Coltec, excluding the 1993 restructuring charge and Central Moloney, operating income in the 1993 second quarter was $62.1 million on sales of $319.7 million. Coltec sold Central Moloney at a price approximating book value. Coltec believes that this divestiture will contribute to improved results in the Industrial segment.

       Operating results for the Aerospace/Government segment in the second quarter of 1994 continued to reflect the general weakness in the aerospace industry and a gap in production and sales of engines for U.S. Navy programs. Operating results in the Automotive segment continue to benefit from a strong automotive industry and increasing application for segment products. In the Industrial segment, higher earnings were reported by Quincy Compressor, Garlock Bearings, Delavan Commercial Products and Garlock Mechanical Packing, while Garlock Plastomer and France Compressor Products reported lower results. Order input in the second quarter of 1994 increased over the same quarter last year by 13% in the Automotive segment and 6% in the Industrial segment, after excluding Central Moloney.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





       Following is a discussion of the results of operations for the three months ended July 3, 1994 compared with the three months ended July 4, 1993.


       Sales. In the Aerospace/Government segment, sales were $105.3 million compared with $108.9 million a year ago. This decline results from the general weakness in the aerospace industry as reflected in lower sales volume at Walbar, Chandler Evans Control Systems and Delavan Gas Turbine. Sales were also down at Fairbanks Morse Engine due to a gap in sales of engines for U.S. Navy programs. These declines were partially offset by increased shipments of landing gear assemblies at Menasco Aerosystems for the military market and for new commercial programs, including the Boeing 777 jetliner.

       Automotive segment sales increased 17% to $133.7 million in the three months ended July 3, 1994 as all divisions within the segment reported higher sales. The sales improvement was due to higher new car and truck production and increased applications for segment components. Contributing to the higher sales at Coltec Automotive was the acquisition in late 1993 of General Motors' air pump manufacturing operations and this division becoming the sole source of these components to the auto maker's North American Operations.

       Sales for the Industrial segment were $98.5 million for the three months ended July 3, 1994, compared with $111.7 million last year. Excluding the sales of Central Moloney, Industrial segment sales were $96.8 million in the second quarter of 1993. Higher sales were reported by Quincy Compressor on increased shipments of both reciprocating and rotary screw air compressors and greater demand for compressor parts and accessories. Sales were higher at Garlock Bearings, Sterling Die and Haber on increased demand from the automotive market. At Delavan Commercial Products, sales of fuel spray nozzles were up to the home heating market, primarily reflecting increased market penetration. Lower sales were reported in the second quarter of 1994 by Garlock Mechanical Packing, Garlock Plastomer Products and Garlock Valves & Industrial Plastics.

       Cost of Sales. Cost of sales in the second quarter of 1994 remained at the same level as in 1993; however, excluding Central Moloney, cost of sales was 6% higher. This increase primarily reflects the higher sales volume in the Automotive segment. As a percentage of sales, cost of sales increased to 67.3% from 66.8%, after excluding Central Moloney.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 9% in the three months ended July 3, 1994 and 13% excluding Central Moloney. This increase was due to higher state and local income taxes and to the recovery, in the second quarter of 1993, of $3.5 million of previously incurred engineering expense. The increase in 1994 second quarter

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





       selling and administrative expense was offset in part by reductions in the sales force at Garlock Mechanical Packing. As a percent of sales, selling and administrative expense was 14.7% in the second quarter of 1994 compared with 14.8% last year, after excluding Central Moloney and the recovery of engineering expense.

       Restructuring Charge. The $25.2 million restructuring charge recorded in the second quarter of 1993 covered the cost of consolidation and rearrangement of certain manufacturing facilities and related reductions in work force by approximately 570 employees, primarily in the Aerospace/Government segment, as well as at Central Moloney. These actions are intended to reduce annual operating costs, primarily salaries, wages and related employee benefit costs by approximately $10.0 million beginning in 1994 and thereby improve Coltec's competitiveness. Coltec believes that the cost efficiencies gained from the restructuring will permit Coltec to maintain or improve operating margins. Significant progress has been made toward achieving the objectives of the restructuring program, and the program is expected to be completed in 1994.

       Interest and Debt Expense, Net. Interest and debt expense, net declined $5.2 million or 19%, in the three months ended July 3, 1994 due to lower borrowing costs, under the 1994 Credit Agreement entered into in January 1994, and to repayments of long-term debt.

       Provision for Income Taxes. The provision for income taxes for the three months ended July 3, 1994 resulted in an effective income tax rate of 36.0% compared with 35.0% for the like period last year.

       Extraordinary Item. The extraordinary charges in both the second quarters of 1994 and 1993 resulted from early retirement of debt.



       Six Months Ended July 3, 1994 Compared With Six Months Ended July 4,
       1993.

       Earnings per share before extraordinary items for the six months ended July 3, 1994 were $.65 compared with $.34 per share in 1993, or $.56 per share excluding the 1993 restructuring charge. Sales for the six months of 1994 were $668.9 million compared with $674.5 million a year ago. Operating income was $115.4 million and the operating margin was 17.2% compared with operating income of $92.0 million and an operating margin of 13.6% for the like period last year. Excluding the 1993 restructuring charge, operating income was $117.2 million and the operating margin was 17.4% for the six months of 1993.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





       For the six months ended July 3, 1994, operating income in the Aerospace/Government segment increased significantly on an 8% decline in sales. Automotive segment operating income improved 9% on a 15% sales increase and in the Industrial segment, operating income was up 17% and sales were down 10%. Excluding the 1993 restructuring charge, operating income in the six months of 1994 declined 16% in the Aerospace/Government segment and increased 2% in the Automotive segment. Excluding from 1993 the recovery of previously incurred engineering expense and the 1993 restructuring charge, Automotive segment operating income increased 9% in 1994. Excluding the 1993 restructuring charge and the operating results of Central Moloney, Industrial segment sales and operating income increased 2% and 3%, respectively, in the six months of 1994. For Coltec, excluding the 1993 restructuring charge and Central Moloney, sales and operating income were $664.0 million and $115.3 million, respectively, in the six months of 1994, compared with $643.9 million and $118.7 million, respectively, in the like period last year.

       Operating results for the Aerospace/Government segment in the six months of 1994 continued to reflect the general weakness in the aerospace industry and a gap in production and sales of engines for U.S. Navy programs. Operating results in the Automotive segment continue to benefit from a strong automotive industry and increasing application for segment products. In the Industrial segment, higher earnings were reported by Quincy Compressor, Garlock Bearings and Delavan Commercial Products, while Garlock Plastomer and France Compressor Products reported lower results.

       Following is a discussion of the results of operations for the six months ended July 3, 1994 compared with the six months ended July 4, 1993.

       Sales. In the Aerospace/Government segment, sales were $204.4 million compared with $222.1 million a year ago. This decline results from the general weakness in the aerospace industry as reflected in lower sales volume at Walbar, Chandler Evans Control Systems and Delavan Gas Turbine. Sales were also down at Fairbanks Morse Engine due to a gap in sales of engines for U.S. Navy programs. These declines were partially offset by increased shipments of landing gear assemblies at Menasco Aerosystems for the military market and for new commercial programs, including the Boeing 777 jetliner.

       Automotive segment sales were $262.1 million for the six months of 1994 compared with $227.3 million a year ago. The sales improvement was due to higher new car and truck production and increased applications for segment components. Contributing to the higher sales at Coltec Automotive was the acquisition of General Motors' air pump manufacturing operations and this division becoming the sole source of these components to the auto maker's North American Operations.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





       Sales for the Industrial segment were $203.2 million compared with $225.7 in 1993. Excluding the sales of Central Moloney, Industrial segment sales were $198.4 million in the six months of 1994 compared with $195.0 million last year. Higher sales were reported by Quincy Compressor on increased shipments of both reciprocating and rotary screw air compressors and greater demand for compressor parts and accessories. Sales were higher at Garlock Bearings, Sterling Die and Haber on increased demand from the automotive market. At Delavan Commercial Products, sales of fuel spray nozzles were up to the home heating market, primarily reflecting increased market penetration. Lower sales were reported in the six months of 1994 by Garlock Mechanical Packing, Garlock Plastomer Products and Garlock Valves & Industrial Plastics.

       Cost of Sales. Cost of sales declined 1% during the six months ended July 3, 1994, however excluding Central Moloney, cost of sales was 5% higher. This increase primarily reflects the higher sales volume in the Automotive segment. Cost of sales as a percent of sales increased to 67.7% from 66.8%, after excluding Central Moloney.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased slightly in the six months ended July 3, 1994 and 4%, excluding Central Moloney. This increase was due to higher state and local income taxes and to the recovery in 1993 of previously incurred engineering expense. The increase in selling and administrative expense during the six months of 1994 was offset in part by reductions in the sales force at Garlock Mechanical Packing. As a percent of sales, selling and administrative expense was 14.9% in 1994 compared with 15.3% in 1993, after excluding Central Moloney and the recovery of engineering expense.

       Interest and Debt Expense, Net. Interest and debt expense, net declined $10.8 million or 19% in the six months of 1994 due to lower borrowing costs, under the 1994 Credit Agreement, and to repayments of long-term debt.

       Provision for Income Taxes. The provision for income taxes for the six months of 1994 resulted in an effective income tax rate of 36.0% compared with 35.0% for 1993.

       Extraordinary Item. The extraordinary charges in both the six months of 1994 and 1993 resulted from early retirement of debt.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





       Liquidity and Financial Position

       On January 11, 1994, Coltec entered into a $415.0 million reducing revolving credit facility (the "1994 Credit Agreement"). This facility was used to prepay borrowings outstanding and replace letters of credit issued under a credit agreement entered into in 1992. On January 11, 1994, borrowings of $324.0 million were outstanding and letters of credit of $43.6 million were issued under the 1994 Credit Agreement. The remaining balance of the 1994 Credit Agreement is being used for working capital and general corporate purposes. The 1994 Credit Agreement, which expires June 30, 1999, provides up to $100.0 million for issuance of letters of credit and will be reduced $50.0 million on January 11, 1997 and 1998. On July 3, 1994, borrowings of $295.0 million were outstanding and letters of credit of $30.3 million were issued under the 1994 Credit Agreement leaving $89.7 million available for additional borrowings and issuances of letters of credit.

       In the first quarter of 1994, Coltec adopted the requirements of Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." In accordance with Interpretation No. 39, Coltec has recorded liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and separately recorded an asset equal to the amount expected to be recovered by insurance. As of July 3, 1994, Coltec has recorded a liability of $45.7 million, of which $35.1 million is included in accrued expenses, with the balance in other liabilities in the Consolidated Balance Sheet. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. At July 3, 1994 and December 31, 1993, the receivable balance was $75.1 million and $59.5 million, respectively, of which $51.1 million and $35.8 million, respectively, is included in accounts and notes receivable - net, with the remaining balance included in other assets.

       During the six months ended July 3, 1994, Coltec generated $52.6 million of cash from operating activities compared with $24.5 million for the six months of 1993. The improvement resulted primarily from the net receipt in 1994 of $23.1 million from insurance carriers for asbestos-related matters compared with a $9.9 million net payment to claimants last year. Partially offsetting this improvement were higher working capital requirements. The $52.6 million of cash generated in 1994 along with available cash were used to reduce indebtedness by $38.1 million and invest $14.7 million in capital expenditures. Excluding the current receivable due from insurance carriers of $51.1 million at July 3, 1994 and $35.8 million at December 31, 1993, receivables increased 10% to $138.6 million compared with $125.7 million at the end of 1993 and receivable days outstanding were 39 days at July 3, 1994 compared with 36 days at December 31, 1993.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





       Inventories of $174.2 million at July 3, 1994 were 4% higher than at December 31, 1993. Excluding Central Moloney, inventories were 6% higher.

       At July 3, 1994, total debt was $993.2 million compared with $1,033.6 million at year-end 1993. The negative balance in shareholders' equity of $581.2 million compares with a negative balance of $625.5 million at year-end 1993. Cash and cash equivalents at July 3, 1994 were $6.8 million compared with $5.7 million at December 31, 1993. Working capital at July 3, 1994 was $178.4 million and the current ratio was
       1.83. This compares with working capital of $163.1 million and a current ratio of 1.83 at December 31, 1993.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        As of July 3, 1994, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 65,400 actions (including approximately 11,700 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of asbestos fibers. Through July 3, 1994, approximately 104,400 of the approximately 169,800 total actions brought have been settled or otherwise disposed of.

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

        Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec is currently negotiating with its remaining excess carriers to determine, on behalf of its subsidiaries, how payments will be made with respect to such insurance coverage for asbestos claims. Coltec is currently receiving payments pursuant to an interim agreement with certain of its excess carriers. Coltec believes that a final agreement can be achieved without litigation, and on substantially the same basis that it has resolved the issues with its primary and first-level excess carriers. Coltec believes it will have available to it a significant amount of coverage from its solvent carriers for asbestos claims.

        Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. In the first six months of 1994, two subsidiaries of Coltec received approximately 10,200 new actions. Payments were made with respect to asbestos liability and related costs aggregating $19.0 million in the first six months of 1994, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994




Item 1. Legal Proceedings. (cont.)

        actions. As of July 3, 1994, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $45.7 million and Coltec expects that this cost will be substantially covered by insurance.

        With respect to the 53,700 outstanding actions as of July 3, 1994 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

        It is also difficult to predict the number of asbestos lawsuits that Coltec's subsidiaries will receive in the future. Coltec has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with Coltec's asbestos-related actions. Coltec is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, Coltec believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Considering the foregoing, as well as the experience of Coltec's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the significant

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 1. Legal Proceedings. (cont.)

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

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The annual meeting of the shareholders of Coltec was held on June 21, 1994.

        (b) At the annual meeting of shareholders held on June 21, 1994, shareholders voted for:

             1. The election of a Board of Directors consisting of six
                members.

             2. The 1994 Long-Term Incentive Plan.

             3. Amendment to 1992 Stock Option and Incentive Plan.

             4. Amended and Restated Annual Incentive Plan.

             5. 1994 Stock Option  Plan For  Outside Directors.

             6. Appointment of Arthur Andersen & Co. as the independent auditors for 1994.

             There were 69,802,681 shares of Coltec Common Stock, par value $.01 per share, outstanding and entitled to one vote per share as of the record date for said meeting. The voting results were as follows:

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 4. Submission of Matters to a Vote of Security Holders. (cont.)


        1.  Election of Directors

                                             Number of Votes
                                       ____________________________
               Name of Candidates          For             Withheld
            _______________________    __________          ________
            John W. Guffey, Jr.        63,971,508           585,512
            David I. Margolis          63,974,230           582,790
            J. Bradford Mooney, Jr.    64,080,430           476,590
            Joel Moses                 64,155,930           401,090
            Paul G. Schoen             63,976,030           580,990
            Richard A. Stuckey         64,082,430           474,590

        2.  The 1994 Long-Term Incentive Plan

               For                       Against            Abstain
            __________                 __________           _______
            53,422,826                 10,836,217           151,424

        3.  Amendment to 1992 Stock Option and Incentive Plan

               For                      Against             Abstain
            __________                 _________            _______
            56,821,251                 6,238,654            170,135

        4.  Amended and Restated Annual Incentive Plan

               For                      Against             Abstain
            __________                 _________            _______
            56,077,368                 8,145,214            187,885

        5.  1994 Stock Option Plan For Outside Directors

               For                      Against             Abstain
            __________                 _________            _______
            62,279,739                  791,883             158,418

        6. Appointment of Arthur Andersen & Co. as the independent auditors for 1994.

               For                      Against             Abstain
            __________                 _________            _______
            64,130,496                  332,010              94,514

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 5. Other Information

        In response to comments from the Securities and Exchange Commission, the following financial data supplements the Management's Discussion and Analysis of Financial Condition and Results of Operation and the Financial Statements incorporated by reference in Coltec's Form 10-K for the year ended December 31, 1993.

        Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

        Year Ended December 31, 1993 Compared With Year Ended December 31,
        1992.

        Earnings before extraordinary item for 1993 were $65.2 million, equal to $.94 per common share, or $80.5 million, equal to $1.16 per common share, excluding the 1993 restructuring charge of $25.2 million recorded by Coltec in the second quarter of 1993. This compared with earnings before extraordinary item of $64.7 million, or $1.11 per common share, in 1992. In January 1994, Coltec entered into the 1994 Credit Agreement. Had this facility been entered into at the beginning of 1993, earnings before extraordinary item for 1993 would have increased by $10.1 million, or $.14 per common share. Sales were $1,334.8 million in 1993 compared with $1,368.7 million in 1992. Operating income for 1993 was $211.7 million and the operating margin was 15.9%. Excluding the 1993 restructuring charge, operating income was $236.9 million and the operating margin was 17.7%. For 1992, operating income was $243.1 million and the operating margin was 17.8%. Although sales and operating income declined slightly in 1993, Coltec was able to maintain its operating margin, excluding the 1993 restructuring charge, at about the same level as in 1992. This performance was achieved despite 1993 being a difficult year for two of the major markets served by Coltec. The aerospace industry continued to be impacted by declining orders for new commercial aircraft and cuts in defense spending; and the nation's manufacturing sector, the primary market for the Industrial segment, remained weak.

        The Aerospace/Government segment reported a 34% decline in operating income in 1993 on a 13% sales decline and an operating margin of 15.0% compared with 19.5% last year. Excluding the 1993 restructuring charge, operating income declined 16% in 1993 and the segment's operating margin was 18.9%. Operating income for 1993 was $67.8 million, $85.5 million excluding the 1993 restructuring charge, on sales of $453.3 million, compared with operating income of $102.1 million on sales of $523.7 million in the prior year. The Automotive segment achieved a record 23.0% operating margin in 1993, compared

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 5. Other Information (cont.)

        with 21.1% in 1992, a 20% improvement in operating income and an 11% increase in sales. Excluding the 1993 restructuring charge, the Automotive segment's operating margin was 23.8% and operating income improved 25%. Operating income was $102.4 million, $106.2 million excluding the 1993 restructuring charge, on sales of $445.7 million compared with operating income of $85.1 million on sales of $402.6 million in 1992. This strong performance reflects higher new car and truck production, increased applications for segment components and the introduction of new automotive products. In the Industrial segment, operating income and sales were down 10% and 2%, respectively, and segment operating margin declined to 17.4% from 19.0% in 1992. Excluding the 1993 restructuring charge, Industrial segment operating income was down 6% and the operating margin for 1993 was 18.2%. Segment operating income was $75.9 million, $79.6 million excluding the 1993 restructuring charge, and sales were $436.7 million, compared with operating income of $84.4 million and sales of $443.8 million in 1992. Record sales and earnings performances were reported by the Quincy Compressor and Garlock Bearings Divisions, while the Central Moloney, Garlock Mechanical Packing and France Compressor Products Divisions and FMD Electronics reported lower results in 1993. Excluding Central Moloney, which was sold in January 1994, sales were up 2% to $372.5 million compared with $365.3 million in 1992, operating income was $80.3 million, down 2% from $81.9 million in 1992, and segment operating margin for 1993 was 21.5% compared with 22.4% in 1992. Excluding the 1993 restructuring charge and Central Moloney , 1993 operating income was $80.7 million, down slightly from 1992, and the operating margin was 21.7%.

        Sales. For 1993, Automotive segment sales increased 11% to $445.7 million, reflecting the recovery of the domestic automotive industry that began last year and continued to accelerate in 1993. Also contributing to the sales improvement were increased applications for segment components and the introduction of new automotive products. Higher volume, including increased applications for segment components, and new product sales, contributed 7% and 4%, respectively, to the total sales increase.

        Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 6% in 1993. This increase results primarily from a full year of amortization expense on restricted stock awards granted in 1992 and from the inclusion in 1992 of a nonrecurring reduction in insurance cost and receipt of an $8.7 million license fee by Menasco Aerosystems. The increase in 1993 selling and administrative expense was offset in part by recovery of previously incurred engineering expense by Coltec Automotive. As a percent of sales, selling and administrative expense increased to 14.4% from 13.2% in 1992.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994




Item 5. Other Information (cont.)

        Restructuring Charge. The 1993 restructuring charge of $25.2 million recorded in the second quarter of 1993 covers the cost of consolidation and rearrangement of certain manufacturing facilities and related reductions in work force by approximately 570 employees, primarily in the Aerospace/Government segment, as well as at Central Moloney. These actions are intended to reduce annual operating costs, primarily salaries, wages and related employee-benefit costs by approximately $10 million beginning in 1994 and thereby improve Coltec's competitiveness. Coltec believes that the cost efficiencies gained from the restructuring will permit Coltec to maintain or improve operating margins. Key elements of the restructuring program include closing a landing gear manufacturing facility and consolidation of landing gear production at two existing Menasco facilities, closing a turbine engine components facility and consolidating production of these components at three existing Walbar facilities, and closing one of two Central Moloney plants. At Chandler Evans Control Systems, the manufacturing area was reduced; and at Holley Replacement Parts, administrative offices and the distribution operation are being relocated to one of the division's manufacturing facilities. During 1993, significant progress was made toward achieving the objectives of the restructuring program, and the program is expected to be completed in 1994. Substantially all of the 1993 restructuring charge consists of provisions made in anticipation of cash expenditures to be funded from operations in approximately equal amounts in 1993 and 1994.

        In January 1994, Coltec sold Central Moloney at a price approximating book value. Coltec believes that this divestiture will contribute to improved results in the Industrial segment. The 1993 operating margin for the Industrial segment was 17.4%. Excluding the operating results of Central Moloney, the 1993 operating margin for the Industrial segment would have improved to 21.5%, or 21.7% excluding the 1993 restructuring charge.

        Liquidity and Financial Position

        On November 18, 1993, Holdings became a wholly owned subsidiary of Coltec as a result of a reorganization that resulted in the exchange by the Holdings shareholders of their shares of common stock of Holdings for 24,830,000 shares of common stock of Coltec (the "Holdings Reorganization"), constituting 35.5% of the shares of common stock outstanding after the exchange. Immediately before this exchange, Holdings owned 35.7%, or 25,000,000 shares, of the common stock of Coltec. The Holdings Reorganization simplified the equity capital structures of Coltec and Holdings, and enabled the Holdings stockholders to hold shares of Coltec common stock directly. The $26.7 million of cash acquired by Coltec in the Holdings Reorganization was used primarily to retire outstanding indebtedness of Coltec.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 5. Other Information (cont.)

        Funds from operations continue to be the main source of financing for Coltec's businesses and for repaying its debt. In 1993, cash provided by operating activities was $105.2 million compared with $119.9 million in 1992 and $149.2 million in 1991. The lower cash from operations in 1993 was due primarily to increased working capital requirements, resulting from the buildup of inventory for new programs and to meet increased customer requirements and from payments relating to the restructuring program.

        The $46.4 million in liabilities of discontinued operations at December 31, 1993, represented reserves to cover postretirement benefits for the former employees of the discontinued operations and other future estimated costs of the dispositions of Crucible Materials Corporation in 1985, the steelmaking facility in Midland, Pennsylvania in 1982, and Colt Firearms in 1990. Payments covering the liabilities of discontinued operations in 1993, 1992 and 1991 were $4.4 million, $6.2 million and $4.2 million, respectively. Coltec expects future cash payments will extend over the remaining lives of the former employees of the discontinued operations.

        Environmental
        Coltec and its subsidiaries are subject to numerous federal, state and local environmental laws, many of which are becoming increasingly stringent, giving rise to increased compliance costs. For example, the Clean Air Amendments will require abatement of chemical air emissions that were previously unregulated and will require certain existing, and many newly constructed or modified, facilities to obtain air emission permits that were not previously required. Because many of the regulations under the Clean Air Amendments have not yet been promulgated, Coltec cannot estimate their impact at this time.
        Coltec, however, believes that it will not be at a competitive disadvantage in complying with the Clean Air Amendments and that any increase in costs to comply with the Clean Air Amendments will not have a material effect on its results of operations and financial condition.

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

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 5. Other Information (cont.)

        Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating, and in some cases remediating, contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated with hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs.
        Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with all except one of these sites approximate $20 million at December 31, 1993, and has accrued for this amount in the Consolidated Balance Sheet as of December 31, 1993. Although Coltec is pursuing insurance recovery in connection with certain of these matters, the accrual has not been reduced for potential recoveries from insurance companies or other third parties. In addition, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter. While progress toward the investigation, cleanup and responsibility allocation at the remaining site has not been sufficient to allow Coltec at this time to determine the extent of its potential financial responsibility, Coltec does not believe its costs in connection with such site will have a material effect on Coltec's results of operations and financial condition.

        Coltec's annual expenditures (including capital expenditures) relating to environmental matters over the three years ended December 31, 1993 ranged from $4 million to $6 million, and Coltec expects such expenditures to approximate $11 million in 1994 and $8 million in 1995. Capital expenditures in each of 1994 and 1995 are expected to approximate $2 million, and expenditures for recurring environmental matters are expected to approximate $2 million in each of 1994 and 1995. The balance of the anticipated expenditures in each year is expected to cover expenses for nonrecurring environmental matters.
        The estimate of annual environmental expenditures for 1994 and 1995 is based upon the expected timing of expenditures pursuant to currently identified environmental sites. Because environmental laws are becoming increasingly stringent, Coltec is unable to estimate future costs to comply with such laws; however, Coltec does not foresee a continuous upward trend in annual expenditures on environmental matters.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994



Item 5. Other Information (cont.)

        Asbestos Litigation
        Although the insurance coverage that Coltec has is substantial, insurance coverage for asbestos claims is not available to cover asbestos exposures initially occurring on and after July 1, 1984.

        Other Financial Information

        Effects of Inflation and Foreign Currency Fluctuations
        Inflation and foreign currency fluctuations have not had a material impact on the operating results and financial position of Coltec during the past three years. Coltec generally has been able to offset the effects of inflation with price increases, cost-reduction programs and operating efficiencies. Coltec's foreign operations, which are primarily located in Canada, do not operate in hyperinflationary economies.

        Notes to Financial Statements For the Year Ended December 31, 1993

        1.  Summary of Accounting Policies

            Costs in Excess of Net Assets Acquired: It is Coltec's policy to amortize the excess costs arising from acquisitions on a straight-line basis over periods not to exceed 40 years. Excess costs arising from all completed acquisitions are being amortized on a straight-line basis over a 40 year period. At December 31, 1993 and 1992, accumulated amortization was $52,063,000 and $47,036,000, respectively. In evaluating the value and future benefits of the excess costs arising from acquisitions, the recoverability from operating income is measured. Under this approach, the carrying value would be reduced if it is probable that management's best estimate of future operating income from related operations before amortization will be less than the carrying amount of the excess costs arising from acquisitions over the remaining amortization period.

            Impact of New Accounting Standards: Coltec adopted Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and No. 109, "Accounting for Income Taxes", effective January 1, 1993; and No. 112, "Employers' Accounting for Postemployment Benefits", effective January 1, 1994. The adoption of these standards did not have a material effect on Coltec's results of operations and financial condition.

            Based on preliminary analyses, Coltec does not expect that the future adoption of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and No. 115, "Accounting for Certain Investments in Debt and Equity Securities", will have a material effect on Coltec's results of operations and financial condition.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 5. Other Information (cont.)

        3.   Restructuring Charge

             Coltec recorded a restructuring charge of $25,219,000 in the second quarter 1993 to cover the cost of consolidation and rearrangement of certain manufacturing facilities and related reductions in work force, primarily in the Aerospace/Government segment, as well as at Central Moloney Transformer Division.

        7.   Financial Instruments

             As of December 31, 1993, Coltec has outstanding interest rate swap agreements with major financial institutions having a total notional principal amount of $150,000,000, an average fixed interest rate of 6.34% and an average remaining life of 1-1/4 years, the fair values of which are $4,522,000. Interest rate swap agreements effectively hedge interest rate exposures and, as such, the differential to be paid or received is accrued and recognized in interest expense as market interest rates change. If an agreement is terminated prior to maturity, Coltec recognizes a gain or loss upon termination. Coltec has an outstanding contingent liability for guaranteed debt and lease payments of $27,140,000, and letters of credit, other than with respect to guaranteed debt, of $40,733,000. It was not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit without incurring excessive costs. In the opinion of management, nonperformance by the other parties to the interest rate swap agreements and the contingent liabilities will not have a material effect on Coltec's results of operations and financial condition.

        13.  Related Party Transactions

             On November 18, 1993, Holdings became a wholly owned subsidiary of Coltec as a result of the exchange by all of the Holdings shareholders of their shares of common stock of Holdings for 35.5% or 24,830,000 shares of common stock of Coltec (the "Holdings Reorganization") in a transaction accounted for as a purchase. The net assets acquired consisted primarily of 25,000,000 shares of common stock of Coltec and $26.7 million of cash. Immediately before this exchange, Holdings owned 35.7% or 25,000,000 shares of common stock of Coltec. The 25,000,000 shares of common stock of Coltec which Holdings owned before this exchange and continues to own after the exchange are reported in the Consolidated Balance Sheet as a reduction of the total common shares issued. Expenses of $1,500,000 incurred in connection

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 5. Other Information (cont.)

             with this exchange were charged to capital in excess of par value. As a result of the exchange, Morgan Stanley Group Inc. became a direct shareholder of Coltec. In connection with an industrial revenue bond refinancing in 1993, Morgan Stanley & Co. Incorporated, a wholly owned subsidiary of Morgan Stanley Group Inc., received a fee of $309,000.

        15.  Commitments and Contingencies

             Coltec and certain of its subsidiaries are liable for lease payments and are defendants in various lawsuits, including actions involving asbestos-containing products, certain environmental proceedings and a fraudulent conveyance action.

             With respect to asbestos product liability and related litigation costs, although the insurance coverage that Coltec has is substantial, insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984.

             Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating, and in some cases remediating, contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated with hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with all except one of these sites approximates $20,000,000 at December 31, 1993, and has accrued for this amount in the Consolidated Balance Sheet as of December 31, 1993. Although Coltec is pursuing insurance recovery in connection with certain of these matters, the accrual has not been reduced for potential recoveries from insurance companies or other third parties. In addition, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter. While

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 3, 1994





Item 5. Other Information (cont.)

             progress toward the investigation, cleanup and responsibility allocation at the remaining site has not been sufficient to allow Coltec at this time to determine the extent of its potential financial responsibility, Coltec does not believe its costs in connection with such site will have a material effect on Coltec's results of operations and financial condition.

             On March 22, 1990, Coltec sold substantially all of the assets of Colt Firearms to the parent company of Colt's Manufacturing Company, Inc. (collectively with its parent company, "Colt's Manufacturing"), a company formed by a group of private investors, for cash and certain securities of Colt's Manufacturing. At December 31, 1993, Coltec's investment in Colt's Manufacturing was fully reserved.

             On March 18, 1992, Colt's Manufacturing filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, and on January 19, 1993, the Official Committee of Unsecured Creditors of Colt's Manufacturing Company, Inc. filed a fraudulent conveyance action against Coltec and other defendants. Coltec believes that it has adequately provided for any liabilities Coltec may incur with respect to Colt's Manufacturing and accordingly does not believe that the Chapter 11 filing, the associated financial condition of Colt's Manufacturing or the fraudulent conveyance action will have a material effect on Coltec's results of operations and financial condition.

Item 6. Exhibits and Reports on Form 8-K.

        (b) Coltec filed three reports on Form 8-K during the second quarter of 1994. The reports were dated April 14, May 24 and June 10, 1994 and each reported under Item 5. Other Information.

                                  S I G N A T U R E





    Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   COLTEC INDUSTRIES INC
                                                        (Registrant)



                                              by        Paul G. Schoen
                                                 ___________________________
                                                        Paul G. Schoen
                                                  Executive Vice President,
                                                          Finance
                                                 Treasurer and Chief Financial
                                                          Officer










Date:  August 10, 1994