Form 10-Q
period 1994-10-02
COLTEC INDUSTRIES INC
filed 1994-11-15
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



(X) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act of 1934
    For the quarterly period ended October 2, 1994

                                         OR

( ) Transition Report Pursuant To Section 13 Or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from                    to

    Commission file number  1-7568



                                COLTEC INDUSTRIES INC
               (Exact name of Registrant as specified in its charter)


         PENNSYLVANIA                                              13-1846375
(State or other jurisdiction of incorporation                   (IRS Employer
               or organization)                              Identification No.)


     430 PARK AVENUE, NEW YORK, N.Y.                                10022
(Address of principal executive offices)                         (Zip  code)

                                   (212) 940-0400
                (Registrant's telephone number, including area code)


________________________________________________________________________________
                (Former name, former address and former fiscal year,
                            if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes (X)    No ( )


                        ____________________________________

    On October 30, 1994, there were outstanding 69,922,435 shares of common stock, par value $.01 per share.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements


                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                      October 2,   December 31,
                                                          1994         1993
                                                      ___________  ____________
                                                      (Unaudited)
                                                        (In thousands, except
                                                              share data)
             A S S E T S
Current assets -
  Cash and cash equivalents                           $     9,500  $     5,749
  Accounts and notes receivable - net                     184,357      161,521
  Inventories -
    Finished goods                                         42,555       39,206
    Work in process and finished parts                    123,755      103,166
    Raw materials and supplies                             24,602       25,405
                                                      ___________  ___________
                                                          190,912      167,777
  Deferred income taxes                                    23,140       17,036
  Other current assets                                     11,469        8,587
                                                      ___________  ___________
      Total current assets                                419,378      360,670
Property, plant and equipment                             646,312      657,237
Less accumulated depreciation and
  amortization                                            430,577      431,908
                                                      ___________  ___________
                                                          215,735      225,329
Costs in excess of net assets acquired,
  net of amortization                                     131,205      132,550
Other assets                                               91,102       87,863
                                                      ___________  ___________

                                                      $   857,420  $   806,412
                                                      ===========  ===========

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                      October 2,   December 31,
                                                          1994         1993
                                                      ___________  ____________
                                                      (Unaudited)
                                                        (In thousands, except
                                                              share data)
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Current maturities of long-term debt                $       533  $     1,543
  Accounts payable                                         69,467       64,791
  Accrued expenses                                        150,465      127,208
  Current portion of liabilities of
    discontinued operations                                 4,000        4,000
                                                      ___________  ___________
      Total current liabilities                           224,465      197,542
Long-term debt                                            986,280    1,032,089
Deferred income taxes                                      31,039       27,543
Other liabilities                                         142,243      132,367
Liabilities of discontinued operations                     28,445       42,361
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                   -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,016,384 and
    69,943,341 shares issued at October 2, 1994
    and December 31, 1993, respectively
    (excluding 25,000,000 shares held by
    a wholly owned subsidiary)                                700          699
  Capital in excess of par value                          638,393      636,846
  Retained earnings (deficit)                          (1,184,594)  (1,251,465)
  Unearned compensation - restricted stock awards          (4,392)      (5,552)
  Minimum pension liability                                (4,205)      (4,205)
  Foreign currency translation adjustments                  1,181        1,077
                                                      ___________  ___________
                                                         (552,917)    (622,600)
  Less: Cost of 131,949 and 179,309 shares
          of common stock in treasury at
          October 2, 1994 and December 31, 1993,
          respectively                                     (2,135)      (2,890)
                                                      ___________  ___________
                                                         (555,052)    (625,490)
                                                      ___________  ___________

                                                      $   857,420  $   806,412
                                                      ===========  ===========

The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)



                                    Three Months Ended  Nine Months Ended
                                    __________________  __________________
                                     Oct. 2,   Oct. 3,   Oct. 2,   Oct. 3,
                                      1994      1993      1994      1993
                                    ________  ________  ________  ________
                                     (In thousands, except per share data)

Net sales                           $317,507  $316,077  $986,375  $990,602
                                    ________  ________  ________  ________
Costs and expenses -
  Cost of sales                      211,259   211,492   665,712   670,385
  Selling and administrative          48,417    47,785   147,462   146,191
  Restructuring charge                     -         -         -    25,219
                                    ________  ________  ________  ________

  Total costs and expenses           259,676   259,277   813,174   841,795
                                    ________  ________  ________  ________

Operating income                      57,831    56,800   173,201   148,807
Interest and debt expense, net        21,836    27,601    66,853    83,449
                                    ________  ________  ________  ________

Earnings before income taxes and
  extraordinary item                  35,995    29,199   106,348    65,358
Provision for income taxes            12,958    10,709    38,285    23,365
                                    ________  ________  ________  ________

Earnings before extraordinary item    23,037    18,490    68,063    41,993
Extraordinary item                      (177)     (378)   (1,192)   (1,017)
                                    ________  ________  ________  ________

Net earnings                        $ 22,860  $ 18,112  $ 66,871  $ 40,976
                                    ========  ========  ========  ========
Earnings per common share -
  Before extraordinary item            $ .33     $ .27     $ .98     $ .60
  Extraordinary item                       -      (.01)     (.02)     (.01)
                                       _____     _____     _____     _____
  Net earnings                         $ .33     $ .26     $ .96     $ .59
                                       =====     =====     =====     =====

Weighted average number of common
  and common equivalent shares        69,832    69,614    69,809    69,580
                                      ======    ======    ======    ======





The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                           Nine Months Ended
                                                        ______________________
                                                        October 2,   October 3,
                                                          1994          1993
                                                        _________     ________
                                                            (In thousands)
Cash flows from operating activities -
  Net earnings                                          $  66,871     $ 40,976
  Adjustments to reconcile net earnings to cash -
    Extraordinary item                                      1,192        1,017
    Restructuring charge                                        -       25,219
    Depreciation and amortization                          32,695       37,583
    Deferred income taxes                                   3,496      (10,438)
    Receivable from insurance carriers                     19,946        2,540
    Payment of liabilities of discontinued operations      (3,337)      (3,525)
    Other operating items                                  (2,679)      (8,771)
                                                        _________     ________
                                                          118,184       84,601
                                                        _________     ________
  Changes in assets and liabilities -
    Accounts and notes receivable                         (22,223)     (16,123)
    Inventories                                           (26,220)     (15,606)
    Deferred income taxes                                  (6,104)       2,521
    Other current assets                                   (3,161)      (2,631)
    Accounts payable                                        7,181        4,882
    Accrued expenses                                        2,518        1,653
                                                        _________     ________
      Changes in assets and liabilities                   (48,009)     (25,304)
                                                        _________     ________
      Cash provided by operating activities                70,175       59,297
                                                        _________     ________

Cash flows from investing activities -
  Capital expenditures                                    (22,973)     (22,894)
  Other - net                                               1,123        6,501
                                                        _________     ________
      Cash used in investing activities                   (21,850)     (16,393)
                                                        _________     ________
Cash flows from financing activities -
  Issuance of long-term debt                              331,000       43,952
  Payments of long-term debt                             (375,574)     (79,388)
  Distribution to Holdings pursuant to tax
    sharing procedure                                           -       (4,624)
                                                        _________     ________
      Cash used in financing activities                   (44,574)     (40,060)
                                                        _________     ________
Cash and cash equivalents -
Increase                                                    3,751        2,844
At beginning of period                                      5,749        7,155
                                                        _________     ________
At end of period                                        $   9,500     $  9,999
                                                        =========     ========

The accompanying notes to financial statements are an integral part of this statement.
                                                                            4.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 2, 1994
                                     (Unaudited)





1. The unaudited financial statements, included herein, reflect in the opinion of Coltec Industries Inc ("Coltec") all normal recurring adjustments necessary to present fairly the financial position and results of operations, for the periods indicated. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 1993 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and footnotes included in Coltec's annual report to shareholders for the year ended December 31, 1993.

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

                                          October 2,     December 31,
                                             1994            1993
                                          _________      ___________
                                               (In thousands)

    Accounts and notes receivable - net   $43,972          $35,838
    Other assets                           31,198           23,697
    Accrued expenses                       23,530                -
    Other liabilities                      18,953                -

3. Coltec recorded a restructuring charge of $25,219,000 in the second quarter 1993 to cover the cost of consolidation and rearrangement of certain manufacturing facilities and related reductions in work force by approximately 570 employees, primarily in the Aerospace/Government segment, as well as at Central Moloney.

   As of October 2, 1994, the objectives of the restructuring program were completed and the liability for the restructuring charge was fully utilized. During the nine months of 1994, the liability was reduced primarily by cash expenditures and there were no revisions in the original estimates.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 2, 1994
                                     (Unaudited)





4. Interest paid and federal and state income taxes paid and refunded were as follows:
                                Nine Months Ended
                                _________________
                                Oct. 2,   Oct. 3,
                                 1994      1993
                                _______   _______
                                  (In thousands)

            Interest paid       $53,173   $83,424
            Income taxes:
              Paid               38,743    25,409
              Refunded            1,706     2,547

5. During the third quarter and nine months 1994, Coltec incurred extraordinary charges of $177,000, net of a $95,000 tax benefit, and $1,192,000, net of a $642,000 tax benefit, respectively, in connection with the early retirement of debt.

   During the third quarter and nine months 1993, Coltec incurred extraordinary charges of $378,000, net of a $220,000 tax benefit, and $1,017,000, net of a $548,000 tax benefit, respectively, in connection with a debt refinancing and the early retirement of debt.

6. On January 11, 1994, Coltec entered into a $415,000,000 reducing revolving credit facility (the "1994 Credit Agreement"), with a syndicate of banks, which expires June 30, 1999. The facility also provides up to $100,000,000 for the issuance of letters of credit and will be reduced $50,000,000 on both January 11, 1997 and 1998. Obligations under the facility are secured by substantially all of Coltec's assets. Borrowings under the facility bear interest, at Coltec's option, at an annual rate equal to (i) the base rate or (ii) the Eurodollar rate plus 1%. The base rate is the higher of
   (x) 1/2 of 1% in excess of the Federal Reserve reported certificate of deposit rate, and (y) the prime lending rate, as in effect from time to time. Letter of credit fees of 1% are payable on outstanding letters of credit and a commitment fee of 3/8 of 1% is payable on the unutilized facility.

   The facility contains various restrictions and conditions. The most restrictive of these require that the fixed charge coverage ratio be at least 2.25 to 1 for any period of four consecutive quarters to and including the fourth quarter of 1994 and thereafter 2.5 to 1. The ratio of current assets to current liabilities must be at least 1.25 to 1. In addition, the facility limits or restricts purchases of Coltec's common stock, payment of dividends, capital expenditures, indebtedness, liens, mergers, asset acquisitions and dispositions, investments, prepayment of certain debt and transactions with affiliates.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 2, 1994
                                     (Unaudited)





   Minimum payments on long-term debt, after reflecting the bank refinancing completed in January, 1994, due within five years from December 31, 1993, are as follows:

         (In thousands)
         ______________________________
         1994                  $  1,543
         1995                       941
         1996                       522
         1997                    50,750
         1998                    50,814

7. Coltec and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings. With respect to asbestos product liability and related litigation costs, as of October 2, 1994, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 67,400 actions (including approximately 3,000 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Through October 2, 1994, approximately 107,200 of the approximately 174,600 total actions brought have been settled or otherwise disposed of.

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

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 2, 1994
                                     (Unaudited)





   Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. In the first nine months of 1994, two subsidiaries of Coltec received approximately 14,500 new actions. Payments were made with respect to asbestos liability and related costs aggregating $26,592,000 in the first nine months of 1994, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of October 2, 1994, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $42,483,000 and Coltec expects that this cost will be substantially covered by insurance.

   With respect to the 64,400 outstanding actions as of October 2, 1994 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

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

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 2, 1994
                                     (Unaudited)





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

   Although the insurance coverage which Coltec has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Coltec's subsidiaries continue to be named as defendants in new cases.

   In addition to claims for personal injury, the subsidiaries were among 40 or more defendants in 34 cases involving property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. The subsidiaries have been dismissed without payment in 31 of these cases. One school case was settled for an amount that is not material and two cases remain unresolved as against one subsidiary only. However, based upon the proceedings to date in these cases, it appears that the subsidiary has no liability in those two cases.

   With respect to environmental proceedings, Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating, and in some cases remediating, contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated with hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Coltec has estimated that its costs in connection with all except one of these sites approximates $20,000,000 at October 2, 1994, and has accrued for this amount in the Consolidated Balance Sheet as of October 2, 1994. Although Coltec is pursuing insurance recovery in connection with certain of these matters, the accrual has not been reduced for potential recoveries from insurance companies or other

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 2, 1994
                                     (Unaudited)





   third parties. In addition, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter. While progress toward the investigation, cleanup and responsibility allocation at the remaining site has not been sufficient to allow Coltec at this time to determine the extent of its potential financial responsibility, Coltec does not believe its costs in connection with such site will have a material effect on Coltec's results of operations and financial condition.

   On March 22, 1990, Coltec sold substantially all of the assets of Colt Firearms to the parent company of Colt's Manufacturing Company, Inc. (collectively with its parent company, "Colt's Manufacturing"), a company formed by a group of private investors, for cash and certain securities of Colt's Manufacturing. On March 18, 1992, Colt's Manufacturing filed a petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code, and on January 19, 1993, the Official Committee of Unsecured Creditors of Colt's Manufacturing Company, Inc. filed a fraudulent conveyance action against Coltec and other defendants. On September 30, 1994, Colt's Manufacturing's plan of reorganization was approved by the United States Bankruptcy Court. Pursuant to this approval, Coltec and Colt's Manufacturing entered into a settlement agreement which included the dismissal of the fraudulent conveyance action against Coltec. All liabilities assumed by Coltec in this settlement agreement were fully reserved.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following table shows financial information by industry segment for the three months and nine months ended October 2, 1994 and October 3, 1993.

                                  Three Months Ended     Nine Months Ended
                                  __________________     __________________
                                  Oct. 2,    Oct. 3,     Oct. 2,    Oct. 3,
                                    1994       1993        1994       1993
                                  _______    _______     _______    _______
                                                (In millions)
       Sales:
         Aerospace/Government     $101.1     $104.4      $305.5     $326.5
         Automotive                119.5      103.8       381.5      331.1
         Industrial                 97.5      108.2       300.8      333.9
         Intersegment elimination    (.6)       (.3)       (1.4)       (.9)
                                  ______     ______      ______     ______
             Total                $317.5     $316.1      $986.4     $990.6
                                  ======     ======      ======     ======

       Operating income:
         Aerospace/Government     $ 17.5     $ 21.1      $ 47.6     $ 39.4
         Automotive                 26.8       23.6        86.3       78.0
         Industrial                 20.8       18.9        65.7       57.4
                                  ______     ______      ______     ______
             Total segments         65.1       63.6       199.6      174.8
         Corporate unallocated      (7.3)      (6.8)      (26.4)     (26.0)
                                  ______     ______      ______     ______
             Total                $ 57.8     $ 56.8      $173.2     $148.8
                                  ======     ======      ======     ======

       Operating income for the nine months of 1993 included a restructuring charge of $25.2 million. This charge included $17.7 million in the Aerospace/Government segment, $3.8 million in the Automotive segment and $3.7 million in the Industrial segment. Excluding the restructuring charge, operating income for the nine months of 1993 by industry segment would have been as follows (in millions):

         Aerospace/Government        $ 57.1
         Automotive                    81.8
         Industrial                    61.1
                                     ______
            Total segments           $200.0
                                     ======

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





       Results of Operations

       Three Months Ended October 2, 1994 Compared with Three Months Ended October 3, 1993.

       Earnings per share before extraordinary item increased to $.33 in the third quarter of 1994 from $.27 per share in the 1993 third quarter. Sales for the 1994 third quarter were $317.5 million compared with $316.1 million in the comparable period last year. Operating income was $57.8 million compared with $56.8 million in the 1993 third quarter and the operating margin was 18.2%, compared with 18.0% last year.

       In the Aerospace/Government segment, 1994 third quarter operating income declined 17% over the like quarter last year on a 3% sales decline. Operating income in the Automotive segment improved 14% on a 15% sales increase and, in the Industrial segment, operating income was higher by 10% on a 10% decline in sales. Excluding the operating results of Central Moloney, which was sold in January 1994, Industrial segment sales were up 6% and operating income improved 10% in the third quarter of 1994. For Coltec, excluding Central Moloney, operating income in the 1993 third quarter was $56.8 million on sales of $299.6 million. Coltec sold Central Moloney at a price approximating book value.

       Operating results for the Aerospace/Government segment in the third quarter of 1994 continued to reflect the general weakness in the aerospace industry and a gap in the production and sales of engines for U.S. Navy programs as well as production problems at Walbar. Operating results in the Automotive segment continue to benefit from a strong automotive industry and increasing application for segment products.
       In the Industrial segment, higher earnings were reported by Quincy Compressor, Garlock Mechanical Packing, Garlock Bearings, Delavan Commercial Products and France Compressor Products, while Garlock Valves & Industrial Plastics and Garlock Plastomer Products reported lower results. Order input in the third quarter of 1994 increased over the same quarter last year by 6% in the Automotive segment and 11% in the Industrial segment, after excluding Central Moloney.

       Following is a discussion of the results of operations for the three months ended October 2, 1994 compared with the three months ended October 3, 1993.

       Sales. In the Aerospace/Government segment, sales were $101.1 million compared with $104.4 million a year ago. This decline results from the general weakness in the aerospace industry as reflected in lower sales volume at Chandler Evans Control Systems and Delavan Gas Turbine.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





       Sales were also down at Fairbanks Morse Engine due to a gap in shipments of engines for U.S. Navy programs. These declines were partially offset by increased shipments of landing gear assemblies at Menasco Aerosystems for the foreign military market and for new commercial programs, including the Boeing 777 jetliner.


       Automotive segment sales increased 15% to $119.5 million in the three months ended October 2, 1994 as all divisions within the segment reported higher sales. The sales improvement was due to higher new car and truck production and increased applications for segment components. Contributing to the higher sales at Coltec Automotive was the acquisition in late 1993 of General Motors' air pump manufacturing operations and this division becoming the sole source of these components to the automaker's North American Operations.

       Sales for the Industrial segment were $97.5 million for the three months ended October 2, 1994, compared with $108.2 million last year. Excluding the sales of Central Moloney, Industrial segment sales were $91.7 million in the third quarter of 1993. Higher sales were reported by Quincy Compressor on increased shipments of both reciprocating and rotary screw air compressors and greater demand for compressor parts and accessories. Sales were higher at Garlock Bearings, Sterling Die and Haber on increased demand from the automotive market. At Delavan Commercial Products, sales of fuel spray nozzles were up to the home heating and industrial markets. Sales were higher at Garlock Mechanical Packing and France Compressor Products reflecting improved economic conditions. Lower sales were reported in the third quarter of 1994 by Garlock Valves & Industrial Plastics and Garlock Plastomer Products.

       Cost of Sales. Cost of sales in the third quarter of 1994 remained at the same level as in 1993; however, excluding Central Moloney, cost of sales was 8% higher. This increase primarily reflects the higher sales volume in the Automotive segment and production problems at Walbar. As a percentage of sales, cost of sales increased to 66.5% from 65.4%, after excluding Central Moloney.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased slightly in the three months ended October 2, 1994 and 4%, after excluding Central Moloney. As a percent of sales, selling and administrative expense was 15.2% in the third quarter of 1994 compared with 15.6% last year, after excluding Central Moloney.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





       Interest and Debt Expense, Net. Interest and debt expense, net declined $5.8 million or 21%, in the three months ended October 2, 1994 due to lower borrowing costs, under the 1994 Credit Agreement entered into in January 1994, and to repayments of long-term debt.

       Provision for Income Taxes. The provision for income taxes for the three months ended October 2, 1994 resulted in an effective income tax rate of 36.0% compared with 36.7% for the like period last year.

       Extraordinary Item. The extraordinary charge in the third quarter of 1994 resulted from early retirement of debt and in the third quarter of 1993, from early retirement of debt and a debt refinancing.



       Nine Months Ended October 2, 1994 Compared with Nine Months Ended October 3, 1993.

       Earnings per share before extraordinary items for the nine months ended October 2, 1994 improved to $.98 from $.60 per share in 1993, or $.82 per share excluding the 1993 restructuring charge. Sales for the nine months of 1994 were $986.4 million compared with $990.6 million a year ago. Operating income was $173.2 million and the operating margin was 17.6% compared with operating income of $148.8 million and an operating margin of 15.0% for the like period last year. Excluding the 1993 restructuring charge, operating income was $174.0 million and the operating margin was 17.6% for the nine months of 1993.

       For the nine months ended October 2, 1994, operating income in the Aerospace/Government segment increased 21% on a 6% decline in sales. Automotive segment operating income improved 11% on a 15% sales increase and in the Industrial segment, operating income was up 14% and sales were down 10%. Excluding the 1993 restructuring charge, operating income in the nine months of 1994 declined 17% in the Aerospace/Government segment and increased 6% in the Automotive segment. Included in the nine months of 1993 operating income for the Automotive segment was a recovery of previously incurred engineering expense. Excluding such recovery and the 1993 restructuring charge, Automotive segment operating income increased 10% in 1994. Excluding the 1993 restructuring charge and Central Moloney, Industrial segment sales and operating income increased 3% and 5%, respectively, in the nine months of 1994. For Coltec, excluding the 1993 restructuring charge and Central Moloney, sales and operating income were $981.5 million and $173.1 million, respectively, in the nine months of 1994, compared with $943.5 million and $175.5 million, respectively, in the like period last year.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





       Operating results for the Aerospace/Government segment in the nine months of 1994 continued to reflect the general weakness in the aerospace industry and a gap in the production and sales of engines for U.S. Navy programs as well as production problems at Walbar. Operating results in the Automotive segment continue to benefit from a strong automotive industry and increasing application for segment products.
       In the Industrial segment, higher earnings were reported by Quincy Compressor, Garlock Bearings and Delavan Commercial Products, while Garlock Valves & Industrial Plastics and Garlock Plastomer Products reported lower results.

       Following is a discussion of the results of operations for the nine months ended October 2, 1994 compared with the nine months ended October 3, 1993.

       Sales. In the Aerospace/Government segment, sales were $305.5 million compared with $326.5 million a year ago. This decline results from the general weakness in the aerospace industry as reflected in lower sales volume at Chandler Evans Control Systems, Delavan Gas Turbine and Walbar. Sales were also down at Fairbanks Morse Engine due to a gap in shipments of engines for U.S. Navy programs. These declines were partially offset by increased shipments of landing gear assemblies at Menasco Aerosystems for the foreign military market and for new commercial programs, including the Boeing 777 jetliner.

       Automotive segment sales were $381.5 million for the nine months of 1994 compared with $331.1 million a year ago. The sales improvement was due to higher new car and truck production and increased applications for segment components. Contributing to the higher sales at Coltec Automotive was the acquisition of General Motors' air pump manufacturing operations and this division becoming the sole source of these components to the auto- maker's North American Operations.

       Sales for the Industrial segment were $300.8 million compared with $333.9 million in 1993. Excluding Central Moloney, Industrial segment sales were $295.9 million in the nine months of 1994 compared with $286.7 million last year. Higher sales were reported by Quincy Compressor on increased shipments of both reciprocating and rotary screw air compressors and greater demand for compressor parts and accessories. Sales were higher at Garlock Bearings, Sterling Die and Haber on increased demand from the automotive market. At Delavan Commercial Products, sales of fuel spray nozzles were up to the home heating and industrial markets. Lower sales were reported in the nine months of 1994 by Garlock Mechanical Packing, Garlock Plastomer Products and Garlock Valves & Industrial Plastics.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





       Cost of Sales. Cost of sales declined slightly during the nine months ended October 2, 1994, however, excluding Central Moloney, cost of sales was 6% higher. This increase primarily reflects the higher sales volume in the Automotive segment and production problems at Walbar. Cost of sales as a percent of sales increased to 67.3% from 66.3%, after excluding Central Moloney.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased slightly in the nine months ended October 2, 1994 and increased 4%, after excluding Central Moloney. This increase was due to higher state and local income taxes and to the recovery in 1993 of previously incurred engineering expense. The increase in selling and administrative expense was offset in part by cost savings resulting from reductions in the sales force at Garlock Mechanical Packing. As a percent of sales, selling and administrative expense was 15.0% in 1994 compared with 15.4% in 1993, after excluding Central Moloney and the recovery of engineering expense.

       Restructuring Charge. The $25.2 million restructuring charge recorded in the second quarter of 1993 covered the cost of consolidation and rearrangement of certain manufacturing facilities and related reductions in work force by approximately 570 employees, primarily in the Aerospace/Government segment, as well as at Central Moloney.

       As of October 2, 1994, the objectives of the restructuring program were completed and the liability for the restructuring charge was fully utilized. During the nine months of 1994, this liability was reduced primarily by cash expenditures and there were no revisions in the original estimates.

       Interest and Debt Expense, Net. Interest and debt expense, net declined $16.6 million or 20% in the nine months of 1994 due to lower borrowing costs, under the 1994 Credit Agreement, and to repayments of long-term debt.

       Provision for Income Taxes. The provision for income taxes for the nine months of 1994 resulted in an effective income tax rate of 36.0% compared with 35.7% for 1993.

       Extraordinary Item. The extraordinary charge in the nine months of 1994 resulted from early retirement of debt and in the nine months of 1993, from early retirement of debt and a debt refinancing.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





       Liquidity and Financial Position

       On January 11, 1994, Coltec entered into a $415.0 million reducing revolving credit facility (the "1994 Credit Agreement"). This facility was used to prepay borrowings outstanding and replace letters of credit issued under a credit agreement entered into in 1992. On January 11, 1994, borrowings of $324.0 million were outstanding and letters of credit of $43.6 million were issued under the 1994 Credit Agreement. The remaining balance of the 1994 Credit Agreement is being used for working capital and general corporate purposes. The 1994 Credit Agreement, which expires June 30, 1999, provides up to $100.0 million for issuance of letters of credit and will be reduced $50.0 million on January 11, 1997 and 1998. On October 2, 1994, borrowings of $297.0 million were outstanding and letters of credit of $31.2 million were issued under the 1994 Credit Agreement leaving $86.8 million available for additional borrowings and issuances of letters of credit.

       In the first quarter of 1994, Coltec adopted the requirements of Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." In accordance with Interpretation No. 39, Coltec has recorded liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount expected to be recovered by insurance. As of October 2, 1994, Coltec has recorded a liability of $42.5 million, of which $23.5 million is included in accrued expenses, with the balance in other liabilities in the Consolidated Balance Sheet. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. At October 2, 1994 and December 31, 1993, the receivable balance was $75.2 million and $59.5 million, respectively, of which $44.0 million and $35.8 million,
       respectively, is included in accounts and notes receivable   net, with
       the remaining balance included in other assets.

       During the nine months ended October 2, 1994, Coltec generated $70.2 million of cash from operating activities compared with $59.3 million for the nine months of 1993. The improvement resulted primarily from the net receipt in 1994 of $19.9 million from insurance carriers for asbestos-related matters compared with a $2.5 million net receipt last year. Higher working capital requirements reduced the overall improvement in cash generated from operating activities. The $70.2 million of cash generated in 1994 was used to reduce indebtedness by $44.6 million and invest $23.0 million in capital expenditures. Excluding the current receivable due from insurance carriers of $44.0 million at October 2, 1994 and $35.8 million at December 31, 1993, receivables increased 12% to $140.4 million compared with $125.7

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





       million at the end of 1993 and receivable days outstanding were 38 days at October 2, 1994 compared with 36 days at December 31, 1993. Inventories of $190.9 million at October 2, 1994 were 14% higher than at December 31, 1993.

       At October 2, 1994, total debt was $986.8 million compared with $1,033.6 million at year-end 1993. The negative balance in shareholders' equity of $555.1 million compares with a negative balance of $625.5 million at year-end 1993. Cash and cash equivalents at October 2, 1994 were $9.5 million compared with $5.7 million at December 31, 1993. Working capital at October 2, 1994 was $194.9 million and the current ratio was 1.87 . This compares with working capital of $163.1 million and a current ratio of 1.83 at December 31, 1993.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        Asbestos Litigation

        As of October 2, 1994, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 67,400 actions (including approximately 3,000 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Through October 2, 1994, approximately 107,200 of the approximately 174,600 total actions brought have been settled or otherwise disposed of.

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

        Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. In the first nine months of 1994, two subsidiaries of Coltec received approximately 14,500 new actions. Payments were made with respect to asbestos liability and related costs aggregating $26.6 million in the first nine months of 1994, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





Item 1. Legal Proceedings. (cont.)

        processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of October 2, 1994, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $42.5 million and Coltec expects that this cost will be substantially covered by insurance.

        With respect to the 64,400 outstanding actions as of October 2, 1994 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

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

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





Item 1. Legal Proceedings. (cont.)

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

        Although the insurance coverage which Coltec has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Coltec's subsidiaries continue to be named as defendants in new cases.

        In addition to claims for personal injury, the subsidiaries were among 40 or more defendants in 34 cases involving property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. The subsidiaries have been dismissed without payment in 31 of these cases. One school case was settled for an amount that is not material and two cases remain unresolved as against one subsidiary only. However, based upon the proceedings to date in these cases, it appears that the subsidiary has no liability in those two cases.

        Other Litigation

        On September 24, 1986, approximately 150 former salaried employees of Crucible Inc (a former subsidiary of Coltec) commenced an action claiming benefits under a plant shutdown plan that had been created in 1969 (George Henglein v. Colt Industries Operating Corporation Informal Plan for Plant Shutdown Benefits for Salaried Employees, U.S. District Court for the Western District of Pennsylvania, (86-cv-02021). Future eligibility of any employee for such Plan was eliminated by Crucible Inc in November 1972. Plaintiffs claim that they did not receive notice of such termination and therefore were entitled to benefits in 1982 when the Midland steel-making facility closed. Following a non-jury trial in the U.S. District Court for the Western District of Pennsylvania, defendant's motion to dismiss was granted and the plaintiffs appealed. The Court of Appeals for the Third Circuit remanded the case to the District Court directing it to make specific findings of fact and conclusions of law and also found for the defendant on the jurisdiction of the District Court. The defendants' motion to dismiss was granted by the District Court, appealed to the Third Circuit Court of Appeals and remanded to the

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 2, 1994





Item 1. Legal Proceedings. (cont.)

        District Court for additional findings of fact. On February 10, 1994, the District Court dismissed the plaintiffs' complaint and the plaintiffs appealed to the Third Circuit Court of Appeals. On September 26, 1994, the Third Circuit Court of Appeals remanded the case to the District Court and on November 4, 1994, denied the defendant's request for a re-hearing. Coltec is reviewing the appropriate course of action. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

        On September 30, 1994, the CF Holding Corp. and Colt's Manufacturing Company, Inc. plan of reorganization was approved by the United States Bankruptcy Court. Pursuant to this approval Coltec and the related parties entered into a settlement agreement which included the dismissal of the proceeding entitled The Official Committee of Unsecured Creditors of Colt's Manufacturing Company, Inc., Plaintiff
        v. Coltec Industries Inc et al., U.S. Bankruptcy Court for the District of Connecticut, Case No. 93-2020.

Item 6. Exhibits and Reports on Form 8-K.

        (b) No reports on Form 8-K were filed during the quarter ended October 2, 1994 by Coltec Industries Inc.

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










Date:  November 15, 1994