Form 10-K405
period 1994-12-31
COLTEC INDUSTRIES INC
filed 1995-03-16
CIK 201493

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                    NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                             ON WHICH REGISTERED
- -------------------------------------------------------------  -------------------------------
Common Stock, par value $.01 per share.......................  New York Stock Exchange
                                                               Pacific Stock Exchange
11- 1/4% Debentures Due December 1, 2015.....................  Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______
                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

    On March 1, 1995, there were outstanding 69,917,522 shares of the registrant's Common Stock, par value $.01 per share. On March 1, 1995, the aggregate market value of the registrant's voting stock (based on a closing price of $17 per share as reported by the Composite Tape Association) held by non-affiliates was $1,167,386,700. For purposes of the foregoing calculation, all directors and officers of the registrant have been deemed to be affiliates, but the registrant disclaims that any of such directors or officers is an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1994 Annual Report to its shareholders are incorporated by reference into Part I (Item 1), Part II (Items 6, 7 and 8) and
Part IV (Item 14) hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS.

    Coltec Industries Inc and its consolidated subsidiaries (together referred to as "Coltec") manufacture and sell a diversified range of highly-engineered aerospace, automotive and industrial products in the United States and, to a lesser extent, abroad. Coltec's operations are conducted through three principal segments: Aerospace/Government, Automotive and Industrial. Set forth below is a description of the business conducted by the respective divisions within
Coltec's three industry segments. The tabular five-year presentation of financial information in respect of each industry segment under the caption
"Industry Segment Information" of Coltec's 1994 Annual Report to its shareholders and the information in Note 11 of the Notes to Financial Statements of Coltec's 1994 Annual Report to its shareholders are incorporated herein by reference.

AEROSPACE/GOVERNMENT

    Through its Aerospace/Government segment, Coltec is a leading manufacturer of landing gear systems, engine fuel controls, turbine blades, fuel injectors, nozzles and related components for commercial and military aircraft, and also produces high-horsepower diesel engines for naval ships and diesel, gas and dual-fuel engines for electric power plants. The operating units, principal products and principal markets of the Aerospace/Government segment are as follows:

       OPERATING UNITS              PRINCIPAL PRODUCTS              PRINCIPAL MARKETS
- -----------------------------  -----------------------------  -----------------------------
Menasco                        Aircraft landing gear systems  Aircraft manufacturers
                                and components, flight         Domestic and foreign
                                control actuation systems,     airlines
                                other aircraft components
                                and repair and overhaul
Chandler Evans Control         Fuel pumps and control         Aircraft engine manufacturers
 Systems                        systems for aircraft engines
Walbar                         Blades, vanes and discs for    Aircraft engine manufacturers
                                jet and other gas turbine
                                engines; protective coatings
                                for gas turbine engines
Delavan Gas Turbine Products   Fuel injectors, spraybars and  Aircraft engine manufacturers other components for gas
                                turbine engines
Lewis Engineering              Cockpit instrumentation and    Commercial and military
                                sensors                        aircraft and engine
                                                               manufacturers
Fairbanks Morse Engine         Large engines powered by       U.S. Navy, electric utilities
                                diesel fuel or natural gas

    With reductions in domestic military spending, Coltec has placed an increasing emphasis on sales by its Aerospace/Government segment to commercial aircraft manufacturers. In addition to producing landing gear for various Boeing, McDonnell Douglas, Fokker and other aircraft, Coltec has been awarded a contract to supply a completely integrated landing gear system for the Boeing 737-700 aircraft and derivatives. In addition, Coltec successfully began deliveries of the main landing gear for the Fokker 70 and Fokker 100 aircrafts in 1994. Coltec has also been successful in increasing its penetration of the commercial aircraft engine market, including the commuter aircraft and general aviation markets, through its Chandler Evans Control Systems Division, Walbar and Delavan subsidiaries. See "Aerospace Controls", "Aircraft Engine Components" and "Gas Turbine Products" below.

    In most of the operating units in this segment, Coltec is a leading manufacturer in the markets it services and has focused its efforts on manufacturing quality products involving a high engineering content or proprietary technology. In many cases in which Coltec developed components for use in a specific aircraft, Coltec has become the primary source for replacement parts and, in some cases, service for these products in the aftermarket. Many of the programs for which Coltec has been awarded a contract or for which Coltec has been selected as a manufacturer are subject to termination or modification. See "--Contract Risks".

LANDING GEAR SYSTEMS

    Coltec, through its Menasco Aerosystems Division and its Canadian subsidiaries, Menasco Aerospace Ltd. and Menasco Aviation Services Ltd. (collectively referred to as "Menasco"), designs, manufactures and markets landing gear systems, parts and components for medium-to-heavy commercial aircraft and for military aircraft and provides spare parts and overhaul services for these products. Menasco is one of the leading suppliers of landing gear for medium-to-heavy commercial and military aircraft. It also designs and manufactures aircraft flight control actuation systems. Landing gear, including components, parts, and overhaul services for landing gear, accounted for approximately 89% of Menasco's sales and 11% of Coltec's sales during 1994. For the years 1994, 1993 and 1992, commercial sales accounted for 64%, 62% and 73%, respectively, of Menasco's total sales.

    Menasco has been awarded contracts to supply the main and nose landing gear for the Boeing 777 aircraft and as of December 31, 1994, 16 shipsets have been delivered on schedule to The Boeing Company ("Boeing"). Delivery of landing gear for the Boeing 777 aircraft commenced in 1993. Boeing has announced that 147 firm orders and options for an additional 108 of its 777 aircraft have been placed as of December 31, 1994 and commenced with full scale production in 1994. Menasco has been selected to replace a competitor as the supplier of the main landing gear for the Fokker 100 aircraft as well as to supply the main landing gear and flight controls for the Fokker 70. Menasco has supplied most of the flight controls for the Fokker 100 since this aircraft was introduced. Other commercial programs for which Menasco is currently producing landing gear and flight controls include the main and nose landing gear for the Boeing 757 aircraft, the main landing gear for the existing Boeing 737 aircraft and the new 737-700 and 737-800 aircraft, the nose landing gear for the Boeing 767 aircraft, the main landing gear for the McDonnell Douglas MD-80/90 aircraft, the flight controls for the Canadair RJ-601 aircraft and landing gear components for the Airbus Industrie A-330/340 aircraft.

    Menasco is supplying the main and nose landing gear for the Taiwanese Indigenous Defense Fighter being built for the Taiwanese government and is developing the main and nose landing gear for the Lockheed F-22 Air Superiority Fighter. In addition, Menasco is supplying the nose landing gear and drag brace for the Bell/Boeing V-22 Osprey including engineering and test support. Other military programs for which Menasco is currently producing landing gear and flight controls include the main and tail landing gear for the McDonnell Douglas AH-64 Apache helicopter, the nose landing gear and flight controls for the McDonnell Douglas C-17 military transport, the main and nose landing gear for the F-16 aircraft produced by Lockheed Corp. ("Lockheed") and the Lockheed C-130 military transport.

    Landing gear and flight controls are designed for specific aircraft and produced by a single manufacturer. Menasco has been the sole production supplier of this equipment for each program it has been awarded. The price of landing gear constitutes approximately 2% of the total cost of an aircraft.

    In addition to manufacturing and marketing aircraft landing gear and flight controls, Menasco provides complete overhaul services on a worldwide basis for landing gear and actuation systems through its overhaul facilities.

    In view of the relatively small number of medium-to-heavy aircraft manufacturers, Menasco's commercial sales of landing gear have historically been concentrated among a limited number of purchasers, primarily Boeing, McDonnell Douglas and Lockheed in the United States and Fokker in Europe.

    The market for landing gear is highly competitive, with a small number of airframe manufacturers evaluating potential suppliers based on design, price and record of past performance. Menasco has made significant investments in long-term marketing to promote working relationships with customers and to enhance Menasco's engineering department's understanding of customer requirements. Menasco believes it is this engineering expertise, together with its record of on-time delivery, quality and price, which has made Menasco one of the leading producers of medium-to heavy-aircraft landing gear worldwide. Menasco's primary domestic competitors are Cleveland Pneumatic Division of The B.F. Goodrich Company and Bendix Brake and Strut Division of AlliedSignal Inc. ("AlliedSignal"). The principal foreign competitor is Messier-Dowty of France, England and Canada. The overhaul business has become increasingly competitive. Menasco believes its competitive strengths in the overhaul business include its name, which carries a reputation for quality and service.

    Raw materials and finished products essential to Menasco's manufacturing operations are available in sufficient quantity from a reliable supplier base.

AEROSPACE CONTROLS

    Coltec, through its Chandler Evans Control Systems Division ("Chandler Evans"), manufactures a variety of aircraft engine fuel control systems, fuel pumps and engine and aircraft components for the aerospace industry. Chandler Evans' products are highly engineered and contain proprietary technology. Principal customers for the products include gas turbine engine manufacturers, aircraft manufacturers, domestic and foreign airlines, commercial fleet operators and the military services. For the years 1994, 1993 and 1992, commercial sales accounted for 74%, 67% and 71%, respectively, of Chandler Evans' total sales.

    For sale to the commercial aircraft engine market, Chandler Evans produces the main fuel pump for certain models of the General Electric CF-6 and CF-34 engines, both used on various commercial aircraft, and the Full Authority Digital Electronic Fuel Control System ("FADEC") for the AlliedSignal Engines LF507 engine used on the British Aerospace BAE 146 aircraft. Chandler Evans was selected to develop and manufacture a FADEC for the Allison 250 engine. Delivery of this system is scheduled to begin in early 1995. Also, Chandler Evans has developed a

FADEC for the LHTEC T800 helicopter engine, a joint venture of Allison Engine Company and AlliedSignal Garrett and was selected to develop the FADEC for the Allison LTS- 800 commercial engine.

    For sale to the military aircraft engine market, Chandler Evans produces the main and afterburner fuel pumps for the General Electric F-404 engine used on the McDonnell Douglas F-18 aircraft. The main fuel pump for the General Electric F-414 engine is currently in development. FADEC systems are produced for AlliedSignal Engine's T-55 engines for the Boeing Chinook helicopters in service with the U.S. Army, the UK Royal Air Force and the Royal Netherlands Air Force. The Hydromechanical Fuel Control Systems for AlliedSignal Engine's T-53 engine continues in service on the Bell UH-1, Cobra and Kaman K-MAX helicopters.

    Chandler Evans is the sole source for the pumps and fuel systems described above and supports these products with aftermarket sales of spare units, parts and overhaul service. For the year 1994, approximately one-half of Chandler Evans revenues were attributable to the aftermarket. Aftermarket sales are very significant, because proprietary programs allow Chandler Evans to realize favorable operating margins.

    Chandler Evans competes with Argo-Tech and the Aviation Division of Sundstrand Corporation in fuel pumps and with the AlliedSignal Bendix Division of AlliedSignal and the Hamilton Standard Division of United Technologies Corporation in fuel controls.

AIRCRAFT ENGINE COMPONENTS

    Coltec, through its Walbar Inc subsidiary and its Canadian subsidiary, Walbar Canada Inc. (together referred to as "Walbar"), manufactures turbine components, compressor airfoils, and turbine and compressor rotating parts primarily for aircraft gas turbine engines and, to a lesser extent, for land-based, marine and industrial gas turbine applications, and performs services including repairs and protective coatings for these products. During 1994, a new coating service center in South Carolina became operational for coatings applied to land based turbine engine blades. Coltec believes that Walbar is one of the leading independent manufacturers of blades, turbine vanes and nozzle segments, impellers and rotating components for jet engines.

    Walbar manufactures products for commercial engines including the Pratt & Whitney 100 used on the deHavilland Dash 8, Alenia ATR 40 and Alenia ATR 72 aircraft, the Pratt & Whitney 200 used on the McDonnell Douglas Helicopter MDX, the Pratt & Whitney 300 used on the British Aerospace BAE 1000 aircraft, the Pratt & Whitney PT6 used on various commercial and military aircraft, the TPE 331 AlliedSignal engine used in the Jetstream Aircraft and the AlliedSignal Auxiliary Power Units used on various commercial aircraft. Walbar's original equipment and replacement components are also utilized in a number of other commercial aircraft, including the Boeing 727, 737, 747, 757 and 767; the Airbus A300, A310 and A320; and the McDonnell Douglas DC-8, DC-9, DC-10 and MD-80. Walbar's blades, vanes and discs are employed on many of the leading models of turboprop, business jet and commuter aircraft currently in service. Walbar supplies a number of different compressor and turbine blades for the new Allison 3007/2100/T406 engine family. These engines are designed for use on several business and regional commuter aircraft and also have military applications. Targeting the commuter aircraft market is part of Walbar's strategy of emphasizing the production of turbine engine components for commercial aircraft applications. Turbine blades for Rolls Royce engines are produced for commercial and military aircraft. For the years 1994, 1993 and 1992, commercial sales accounted for approximately 78%, 85% and 74%, respectively, of Walbar's total sales.

    Walbar manufactures products for military engines, including the General Electric F-404 used on the McDonnell Douglas F-18 aircraft, the General Electric F-110 used on the Grumman

F-14 aircraft, the McDonnell Douglas F-15 aircraft and the Lockheed F-16 aircraft, the GE LM 2500 used on the U.S. Navy's Spruance class destroyers, AlliedSignal Engine's AGT 1500 used on the U.S. Army M-1 Abrams main battle tank, the Volvo RM12 engine for the SAAB JAS39 aircraft and Turbo Union RB199 engine for the Panavia Tornado aircraft.

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

GAS TURBINE PRODUCTS

    Coltec, through its Delavan Inc subsidiary operating as the Delavan Gas Turbine Products Division ("Delavan"), manufactures custom engineered fuel injectors, afterburner spraybars and other fuel distribution accessories for commercial and military gas turbine engines. The primary market niche is injection equipment for the commuter and regional airline engine market, and Delavan has a sole or dual source position on all of the top ten commuter aircraft as measured by 1993 available seat capacity.

    Delavan's products are designed and developed to customer specifications using computer-aided design and manufacturing processes and are marketed directly to engine manufacturers pursuant to production orders. Principal customers for this business segment include the General Electric Company, AlliedSignal Engine, Pratt & Whitney Canada and the Allison Engine Company. Delavan supports these products with aftermarket sales of spare parts and overhaul services, both to the engine manufacturers and the airline users, and this is the fastest growing segment of the business. A third business segment involves the sale of fuel injection components and spare parts directly to military logistics commands in support of gas turbine engines currently in the Defense Department inventory such as the Allison T56 and the General Electric F-404. For the years 1994, 1993 and 1992, commercial sales accounted for 78%, 69% and 58%, respectively, of Delavan's total sales.

    Delavan competes worldwide with Parker-Hannifin Corporation and Fuel Systems Textron. Competitive pressure is focused on price in the original equipment manufacturer ("OEM") segment of the business and on price and delivery in the aftermarket segment. While not a major factor in the large, commercial airline engine market, Delavan has, by far, the leading market share position in the commuter and regional airline engine fuel injection market segment. This position is being strengthened through negotiation of long term partnering and price agreements with the manufacturers who supply the engines for this segment of the market.

AIRCRAFT INSTRUMENTATION

    Coltec, through its Lewis Engineering Company, designs, develops and produces electro-mechanical and electronic instrumentation for aircraft cockpits and temperature sensors for aircraft and engine systems. The products are used in commercial, general aviation and military markets. Lewis competes with several manufacturers of aircraft instruments.

ENGINES

    Coltec, through its Fairbanks Morse Engine Division ("Fairbanks Morse"), manufactures and markets large, heavy-duty diesel, gas and dual-fuel engines and parts for such engines.

Fairbanks Morse manufactures engines in conventional "V" and in-line opposed piston configurations which are used as power drives for compressors, large pumps and other industrial machinery, for marine propulsion and for stationary and marine power generation. Engines are offered from 4 to 18 cylinders, ranging from 640 to 29,320 horsepower. Such products are sold in the domestic market primarily through regional sales offices and field sales engineers and in
foreign   markets  through  the   domestic  sales  network   and  foreign  sales
representatives. Parts are sold primarily through factory and regional sales offices. In 1994, 73% of Fairbanks Morse's sales were for replacement parts and service for Fairbanks Morse engines.

    Large heavy-duty diesel engines are sold to shipbuilders for the U.S. Navy and Coast Guard and to electric utilities, municipal power plants, oil and gas producers, firms engaged in commercial marine, offshore drilling activities and local, state and federal governments.

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

    Over the last several years, Fairbanks Morse has supplied each of the ships in the U.S. Navy Landing Ship Dock ("LSD") program with four 16-cylinder PC2.5 engines, each delivering 8,500 horsepower for main propulsion, and four 12-cylinder opposed piston engines for shipboard power generation. The LSD ships hold amphibious craft and troops for deployment in emergencies. Engines for 11 LSD and LSD Cargo Variant ships have been delivered and engines for one additional ship are scheduled for delivery in 1995. Fairbanks Morse has received a firm order to produce twelve 10- cylinder PC4.2 engines for the first three ships in the U.S. Navy's Sealift Program with options for an additional three to five ships. Three of the four engines for the first ship are scheduled to be delivered in 1995 with succeeding engines currently scheduled to be shipped through 1997.

    Contracts are awarded in the heavy-duty diesel engine market based on price and successful operation in similar applications. Coltec attributes its strong position in this market to its history as a supplier to the U.S. Navy in a variety of propulsion and generator set applications and its ability to meet the U.S. Navy's military specification requirements. Management believes that Fairbanks Morse and its primary competitor, the Cooper-Bessemer Reciprocating Products Division of Cooper Industries, Inc., lead the field of four domestic manufacturers serving the market for heavy-duty diesel engines in power ranges from 5,000 to 30,000 horsepower. Fairbanks Morse competes with six domestic manufacturers in the medium speed (1,000 to 5,000 horsepower) engine market, dominated by General Motors Corporation ("General Motors") and Caterpillar Inc., and with several foreign manufacturers. Numerous domestic and foreign manufacturers compete in the under 1,500 horsepower engine market.

    In the first quarter of 1994, Fairbanks Morse acquired equipment and other assets related to the Alco engine business from General Electric Transportation Systems ("GE Transportation"). Fairbanks Morse manufactures and sells engines and aftermarket parts for Alco diesel engines used in power plants and marine markets. While GE Transportation has retained the rights to sell and market Alco engines and aftermarket parts for its locomotive markets, Fairbanks Morse has been issued a preferred supplier contract to manufacture these engines and parts for General Electric's locomotive needs. In 1995, Fairbanks Morse is scheduled to deliver the first of its Alco locomotive engines to the Pakistan Railway.

AUTOMOTIVE

    Coltec's Automotive segment manufactures and markets a selected line of high value-added products, including fuel injection system assemblies and components, transmission controls, suspension controls, emission control air pumps, oil pumps and seals for original equipment manufacturers and the replacement parts market. The operating units, principal products and principal markets of the Automotive segment are as follows:

       OPERATING UNITS              PRINCIPAL PRODUCTS              PRINCIPAL MARKETS
- -----------------------------  -----------------------------  -----------------------------
Holley Automotive              Engine induction system        Automotive manufacturers
                                components, transmission
                                controls, electronic
                                actuators and suspension
                                controls
Coltec Automotive              Air pumps and oil pumps        Automotive manufacturers
Holley Performance Products    New, replacement,              Automotive manufacturers,
                                remanufactured and             wholesale distributors and
                                performance carburetors, and   retailers in replacement
                                electronic fuel injection      markets
                                components
Farnam Sealing Systems         Gaskets and seals              Automotive industry
Stemco Truck Products          Oil seals, exhaust systems     Fleet truck operators, truck
                                and hubodometers               parts distributors
Performance Friction Products  Transmission synchronizers     Automotive and truck
                                                               manufacturers

    Coltec's principal automotive products have strong brand name recognition. Coltec has targeted the development of highly-engineered components for fuel injection systems, modulators and electronic solenoid actuators, transmission controls, suspension controls and air and oil pumps. By forming close, interactive relationships with the domestic automotive manufacturers, Coltec has taken advantage of a shift by these manufacturers from internal sourcing to procurement of components from outside suppliers.

AUTOMOTIVE PRODUCTS

    Coltec, through its Holley Automotive Division, designs and manufactures engine induction components and systems, electrohydraulic control devices for transmissions, suspensions and steering systems, transmission modulators and other automotive products used in passenger cars and trucks. Holley has been recognized for its engineering excellence and has strategically changed its structure and product line to accommodate the evolving automotive market. These products are sold directly to original equipment manufacturers, Chrysler Corporation ("Chrysler"), Ford Motor Company ("Ford") and General Motors.

    Holley currently produces all of the multi-point throttle bodies used on Chrysler-imported 3.0 liter engines and the Chrysler-manufactured 3.3 liter engines. These six-cylinder engines propel vehicles including Chrysler Voyager and Dodge Caravan minivans. Holley also is the sole source of the upper intake module assembly for the Chrysler LH mid-size sedans (the Chrysler

Concorde, New Yorker and LHS, Dodge Intrepid and Eagle Vision) equipped with the
3.5 liter engine. Holley supplies the throttle body assemblies for the newly introduced four-cylinder 2.4 liter and six-cylinder 2.5 liter Chrysler Stratus and Dodge Cirrus.

    In the non-fuel area, significant business has been obtained as a result of Holley's development of modulators and electronic solenoid actuators. Holley currently supplies high volumes of aneroid and non-aneroid modulators to the General Motors Powertrain Division. Applications in the transmission controls area include Saturn vehicles equipped with automatic transmission, Ford Mondeo, Contour and Mercury Mystique and General Motors Cadillac, Aurora, light trucks and front-wheel drive passenger cars.

    In 1994 Holley provided its first suspension solenoids for Sachs Automotive of America and Firestone Industrial Products, suppliers of an adaptive suspension system for Ford's Lincoln Continental vehicles. Late in the 1995 model year, Holley will also be supplying a suspension solenoid to Fichtel & Sachs in Europe. This will be Holley's first penetration of the European market for OEM suspension solenoids.

    Coltec, through its Coltec Automotive Division, produces a mechanical air pump that supplies additional air to the exhaust system which enhances the oxidation process and reduces pollutants emitted into the atmosphere. This pump currently is used mainly in truck and van applications, and to a lesser extent in passenger car lines as part of an emission control system designed to meet federal "clean air" regulations. Applications for this product line have been declining since the mid-1980's as automotive manufacturers have improved fuel delivery systems to give cleaner engine burn. Coltec Automotive is the sole independent domestic supplier of automotive mechanical air pumps. Major customers are Ford, Chrysler and General Motors. Coltec Automotive has also developed an advanced electric air pump designed to cope with increasingly stringent emission standards. This pump has been designated by Ford for use with the new 4.6 liter modular engine in the 1995 model year Lincoln Continental. Additional applications beginning with the 1996 model include the Lincoln Town Car, Lincoln Mark VIII, Ford Mustang, Ford Taurus and Mercury Sable.

    Coltec Automotive has also developed a line of engine oil pumps for use in many of Ford's cars and light trucks. Applications have expanded to the modular V-8, Zetec and Duratec V-6 engines being introduced for the 1995 model year.

    Coltec, through Holley Performance Products, manufactures and markets fuel injection components and other fuel metering devices and controls such as intake manifolds, electric fuel pumps, emission control devices, and engine and road speed governors, new and remanufactured automotive and marine carburetors, remanufactured automotive air conditioning units, carburetor parts and repair kits, mechanical fuel pumps, valve covers and related engine components under the Holley name. Holley carburetors and components are used in domestic and foreign vehicles and marine engines and are sold directly to OEM's, principally Chrysler, Ford, General Motors and Outboard Marine Corporation, and, through distributors and mass merchandisers to the parts and replacement market.

    In the domestic market, these Divisions compete principally with Ford, General Motors and several independent manufacturers. To date, Coltec has not been a significant supplier to foreign vehicle manufacturers.

TRUCK PRODUCTS AND SEALING SYSTEMS

    Coltec, through its Stemco Inc subsidiary operating as the Stemco Truck Products Division ("Stemco"), is one of the leading domestic manufacturers of wheel lubrication systems for heavy-duty trucks. Stemco also produces mileage recording devices (hubodometers) and exhaust systems for the heavy-duty truck, medium-duty truck and school bus markets and manufactures moisture ejectors and other related products for vehicle and stationary air systems. Approximately 80% of Stemco revenues are derived from replacement parts. Stemco, through its Performance Friction Products Operation, manufactures a line of fluorocarbon friction materials, a line of carbon-based friction materials and synchronizers and clutch plates for transmissions, transfer cases and wet brakes for use in trucks, off highway equipment and passenger cars. Coltec, through its Farnam Sealing Systems Division, manufactures and markets automotive and industrial gaskets, seals and other sealing system products for engines, fuel systems and transmissions. Stemco's truck products and Coltec's sealing systems include highly-engineered proprietary products.

INDUSTRIAL

    In the Industrial segment, Coltec, through its Garlock Inc subsidiary ("Garlock"), is a leading manufacturer of industrial seals, gaskets, packing products and self-lubricating bearings and, through its Delavan-Delta, Inc. subsidiary, is a producer of technologically advanced spray nozzles for agricultural, home heating and industrial applications. Coltec also produces air compressors for manufacturers. The operating units, principal products and principal markets of the Industrial segment are as follows:

         OPERATING UNITS                    PRINCIPAL PRODUCTS                  PRINCIPAL MARKETS
- ----------------------------------  ----------------------------------  ----------------------------------
Garlock Mechanical Packing          Seals, gaskets, packings and        Chemical, pulp and paper,
                                     expansion joints                    utilities and industrial
                                                                         manufacturers
Garlock Valves & Industrial         Valves, PTFE sheet and tape         Chemical and industrial
 Plastics                                                                manufacturers
France Compressor Products          Compressor valves and seals         Compressor manufacturers and users
Garlock Bearings                    Self-lubricating metal-backed       Industrial and automotive
                                     bearings and materials              manufacturers
Delavan Commercial Products         Industrial, agricultural, and       Agricultural operations, oil
                                     heating unit spray nozzles          burner manufacturers and
                                                                         replacement market
Ortman Fluid Power                  Hydraulic and pneumatic cylinders   Industrial manufacturers
Haber and Sterling                  Cold-forming dies and               Fastener and automotive
                                     thread-rolling dies                 manufacturers
FMD Electronics                     Electronic ignition systems and     Industrial manufacturers
                                     level control instruments
Quincy Compressor                   Helical screw and reciprocating     Manufacturing and oil and gas
                                     air compressors                     industries

    Coltec's Industrial segment manufactures and markets a wide range of products for use in various industries. In this segment, Coltec's strategy has involved developing high quality products, capitalizing on brand name recognition, targeting specific, well-defined markets and building good distribution systems.

    In January 1994, Coltec sold its Central Moloney Transformer Division.

SEALS, PACKINGS AND GASKETING MATERIAL

    Coltec, through its Garlock Inc subsidiary ("Garlock"), is a leading manufacturer of industrial seals, gasketing material and gasket assemblies and packing products. Through its France Compressor Products Division of Garlock ("France"), Coltec manufactures and markets rod packings, piston rings, valves and components for reciprocating gas and air compressors used primarily in the hydrocarbon processing industry. These products withstand high temperature, corrosive environments, prevent leakage and exclude contaminants from rotating and reciprocating machinery and seal joints.

    Manufacturing processes involve plastics, rubbers, metals, textiles, chemicals, aramid fibers, carbon fibers, or a combination of the same. Garlock has been a leader in using advanced technology to develop new products, including its GYLON line of products, and in converting to asbestos-free products. Approximately 95% of the gasketing and packing materials currently manufactured by Garlock worldwide are asbestos-free. Because the raw materials for Garlock's products are widely available, the seals, gasketing materials and packings business of Garlock is not dependent on a limited number of suppliers.

    Garlock's seals, gasketing material and packings are marketed through sales personnel, sales representatives, agents and distributors to numerous industrial customers involved principally in the petroleum, steel, chemical, food processing, power generation and pulp and paper industries.

    Most seals, gasketing material and packings wear out during the life of the product in which they are incorporated. Accordingly, the service and replacement market for these products is significant. In 1994, the service and replacement market accounted for approximately 80% of Garlock's sales of seals, gasketing material and packings.

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

BEARINGS, VALVES, PLASTICS, NOZZLES, CYLINDERS,
 FORMING TOOLS, IGNITION SYSTEMS AND LEVEL CONTROLS

    Coltec, through its 80% owned subsidiary Garlock Bearings Inc, is a leading manufacturer of steel-backed and fiberglass-backed self-lubricating bearings and bearing materials primarily for the automotive, truck, agricultural and construction markets. Garlock also manufactures polytetrafluoroethylene ("PTFE") lined butterfly and plug valves and components and PTFE tapes.

    Coltec, through its Delavan-Delta, Inc. subsidiary operating as the Delavan Commercial Products Division, manufactures and markets spray nozzles and accessories for the agricultural, industrial and home heating markets. These products are sold to OEM's, distributors and other end-users throughout the world. Coltec believes that Delavan Commercial Products Division is one of the leading manufacturers of spray nozzles for residential oil-fired burners.

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

    Coltec, through its FMD Electronics Operation, manufactures magnetos, ignition systems and level control instruments. These products are sold to OEM's and through factory and regional sales forces to various accounts for resale.

AIR COMPRESSORS

    Coltec, through its Quincy Compressor Division ("Quincy"), manufactures and markets reciprocating and helical screw air compressors and vacuum pumps. Helical screw air compressors are manufactured and sold under a non-exclusive license and technical assistance agreement with Svenska Rotor Maskiner Aktiebolag, a Swedish licensor.

    Reciprocating and helical screw air compressors have a wide range of industrial applications, providing compressed air for general plant services, pneumatic climate and instrument control, dry-type sprinkler systems, air loom weaving, paint spray processes, diesel and gas engine starting, pressurization, pneumatic tools and other air-actuated equipment. Engine-driven skid-mounted models of helical screw air compressors are used in energy related services, such as air-assisted deep-hole drilling, both on offshore drilling platforms and in tertiary recovery schemes involving on-site combustion approaches. Quincy air compressors are marketed through a well-developed distribution network consisting of field sales personnel and distributors to OEM's located in major industrial centers throughout the United States, Canada, Mexico and the Pacific Rim.

    In the domestic market for small, industrial, reciprocating air compressors, management believes that Ingersoll-Rand is the major competitor, with Champion Pneumatic Machinery Co., Inc. and the Campbell-Hausfeld division of Scott Fetzer as other competitors. In the domestic market for helical screw air compressors, management believes that Ingersoll-Rand and Sullair are the dominant competitors, with Gardner-Denver Division of Cooper Industries, Inc. and Atlas Copco Corporation as other competitors.

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

    Coltec's manufacturing and marketing activities in Canada are carried on through subsidiaries. Menasco Aerospace Ltd., an indirect wholly owned subsidiary of Coltec, manufactures landing gear systems and aircraft flight controls and, through its Menasco Aviation Services Ltd. subsidiary, provides overhaul service for Canadian and other customers. Walbar Canada Inc., a wholly owned subsidiary of Walbar, manufactures jet engine compressor blades, vanes and turbine components in Canada. Garlock of Canada Ltd., a wholly owned subsidiary of Garlock, manufactures and markets seals, gasketing material, packings and truck products. It also markets parts for Fairbanks Morse diesel engines and accessories as well as other products for use in Canada and for export to other countries.

    Through wholly owned or majority controlled foreign subsidiaries, Coltec operates 16 plants in Canada, Mexico, France, the United Kingdom, Australia and Germany. In addition, Coltec occupies leased office and warehouse space in various foreign countries.

    Devaluations or fluctuations relative to the United States dollar in the exchange rates of the currency of any country where Coltec has foreign operations could adversely affect the profitability of such operations in the future.

    For financial information on operations by geographic segments, see Note 11 of the Notes to Financial Statements of Coltec's 1994 Annual Report to its shareholders incorporated herein by reference.

    Coltec's contracts with foreign nations for delivery of military equipment, including components, are subject to deferral or cancellation by United States Government regulation or orders regulating sales of military equipment abroad. Any such action on the part of the United States Government could have an adverse effect on Coltec.

SALES TO THE MILITARY AND BY CLASS OF PRODUCTS

    Sales to the military and other branches of the United States Government, primarily in the Aerospace/Government segment, were 11%, 14% and 15% of total Coltec sales in 1994, 1993 and 1992, respectively. During the last three fiscal years, landing gear systems was the only class of similar products that accounted for at least 10% of total Coltec sales. In 1994, 1993 and 1992, sales of landing gear systems constituted 11%, 11% and 12%, respectively, of total Coltec sales.

BACKLOG

    At December 31, 1994, Coltec's backlog of firm unfilled orders was $668.8 million compared with $669.7 million at December 31, 1993. Of the $668.8 million backlog at December 31, 1994, approximately $250.8 million is scheduled to be shipped after 1995.

CONTRACT RISKS

    Coltec, through its various operating units, primarily Menasco, Chandler Evans, Walbar and Delavan Gas Turbine Products, produces products for manufacturers of commercial aircraft pursuant to contracts that generally call for deliveries at predetermined prices over varying periods of time and that provide for termination payments intended to compensate for certain costs incurred in the event of cancellation. In addition, certain commercial aviation contracts contain provisions for termination for convenience similar to those contained in United States Government contracts described below. Longer-term agreements normally provide for price adjustments intended to compensate for deferral of delivery depending upon market conditions.

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

    United States Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default of the contractor. Fixed-price-type contracts provide for payment upon termination for items delivered to and accepted by the Government, and, if the termination is for convenience, for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on its costs incurred. However, if a contract termination is for default, (a) the contractor is paid such amount as may be agreed upon for completed and partially-completed products and services accepted by the Government, (b) the Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled for repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (c) the contractor may be liable for excess costs incurred by the Government in procuring undelivered items from another source.

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

RESEARCH AND PATENTS

    Most divisions of Coltec maintain staffs of manufacturing and product engineers whose activities are directed at improving the products and processes of Coltec's operations. Manufactured and development products are subject to extensive tests at various divisional plants. Total research and development cost, including product development, was $23.8 million for 1994, $22.1 million for 1993 and $22.9 million for 1992. Coltec presently has approximately 370 employees engaged in research, development and engineering activities.

    Coltec owns a number of United States and other patents and trademarks and has granted licenses under some of such trademarks. Management does not consider the business of Coltec as a whole to be materially dependent upon any patent, patent right or trademark.

EMPLOYEE RELATIONS

    As of December 31, 1994, Coltec had approximately 9,800 employees, of whom approximately 4,000 were salaried. Approximately 40% of the hourly employees are represented by unions for collective bargaining purposes. Union agreements relate, among other things, to wages, hours and conditions of employment, and the wages and benefits furnished are generally comparable to industry and area practices.

    Four collective bargaining agreements covering approximately 450 hourly employees which expired in 1994 have been renegotiated. In 1995, one collective bargaining agreement covering approximately 170 hourly employees is due to expire. Coltec considers the labor relations of Coltec to be satisfactory, although Coltec does experience work stoppages from time to time.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

    Because the Proxy Statement for Coltec's Annual Meeting of Shareholders will not contain information with respect to all executive officers of Coltec, set forth below is the information with respect to the executive officers of Coltec required by Item 401 of Regulation S-K. Unless otherwise indicated, each occupation set forth opposite an individual's name refers to employment with Coltec.

                                                     PRESENT PRINCIPAL OCCUPATION OR
                                                    EMPLOYMENT/MATERIAL POSITIONS HELD
        NAME AND AGE                                      DURING PAST FIVE YEARS
- ----------------------------  ------------------------------------------------------------------------------
John M. Cybulski (58)         Senior Vice President, Aerospace since May 1991. Group President from prior to
                              1990 to May 1991. President of Menasco Aerospace Ltd. from prior to 1990 to
                              June 1991.
Richard L. Dashnaw (58)       Senior Vice President, Group Operations and President of the Fairbanks Morse
                              Engine Division since January 1994. Group President and President of the
                              Fairbanks Morse Engine Division from February 1991 to December 1993. President of the Fairbanks Morse Engine Division from prior to 1990 to February 1991.
Anthony J. diBuono (64)       Executive Vice President, Chief Legal Officer and Secretary since January
                              1994. Senior Vice President, General Counsel and Secretary from prior to 1990 to January 1994.
John W. Guffey, Jr. (57)      Chairman of the Board of Directors, Chief Executive Officer and President
                              since February 1995. President and Chief Operating Officer from May 1991 to
                              January 1995. President of the Mechanical Packing Division of Garlock Inc from prior to 1990 to May 1991. Group President from prior to 1990 to May 1991.
Laurence H. Polsky (51)       Executive Viec President, Administration since January 1994. Senior Vice
                              President, Administration from April 1992 to December 1993. Vice President,
                              Personnel for Cooper Industries, Inc., a diversified manufacturing company, from prior to 1990 to April 1992.
Paul G. Schoen (50)           Executive Vice President, Finance; Treasurer and Chief Financial Officer since
                              January 1994. Senior Vice President, Finance; Treasurer and Chief Financial
                              Officer from May 1991 to December 1993. Senior Vice President and Controller
                              from January 1991 to May 1991. Vice President, Accounting from prior to 1990 to December 1990.
Robert J. Tubbs (47)          Senior Vice President and General Counsel since March 1995. General
                              Counsel--Operations of Olin Corporation ("Olin"), a chemical and metals manufacturing company, from May 1993 to February 1995. Deputy General Counsel of Olin from prior to 1990 to May 1993.

    All officers serve at the pleasure of the Board. None of the executive officers or directors of Coltec is related to any other executive officer or director by blood, marriage or adoption.

ITEM 2.  PROPERTIES.

    Coltec operates 59 manufacturing plants in 21 states and in Canada, Mexico, France, the United Kingdom, Australia and Germany. In addition, Coltec has other facilities throughout the United States and in various foreign countries, which include sales offices, repair and service shops, light manufacturing and assembly facilities, administrative offices and warehouses.

    Certain information with respect to Coltec's principal manufacturing plants that are owned in fee, all of which (other than Palmyra, New York) are encumbered pursuant to the 1994 Credit Agreement between Coltec and certain banks and related security documents, is set forth below:

                                                      APPROXIMATE
                                                       NUMBER OF      APPROXIMATE
    SEGMENT                   LOCATION                SQUARE FEET       ACREAGE
- ---------------  -----------------------------------  ------------  ---------------
Aerospace/       West Hartford, Connecticut(a)          1,200,000            111
Government       Beloit, Wisconsin                        856,000             73
                 Ft. Worth, Texas                         394,000             43
                 Oakville, Ontario                        239,000             14
                 Mississauga, Ontario                     141,000              7
Automotive       Bowling Green, Kentucky                  480,000             60
                 Longview, Texas                          265,000             52
                 Sallisaw, Oklahoma                       220,000             53
Industrial       Palmyra, New York                        691,000            139

- ---------
(a) Approximately 238,000 square feet are utilized by the Aerospace/Government segment with the balance leased, available for lease or available for sale.

    In addition to above facilities, certain manufacturing activities of some industry segments are conducted within leased premises, the largest of which is approximately 173,000 square feet. The Automotive segment has significant manufacturing facilities on leased premises in Water Valley, Mississippi and Longview, Texas. The Industrial segment has leased facilities located in Quincy, Illinois. Some of these leases provide for options to purchase or to renew the lease with respect to the leased premises.

    Coltec's total manufacturing facilities presently being utilized aggregate approximately 6,100,000 square feet of floor area of which approximately 5,300,000 square feet of area are owned in fee and the balance is leased.

    Coltec leases approximately 39,000 square feet at 430 Park Avenue, New York, New York, for its executive offices, and has renewal options under such lease through 2001.

    In the opinion of management, Coltec's principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item 3. "Legal Proceedings -- Environmental Regulations" for a description of proceedings under applicable environmental laws regarding certain of Coltec's properties.

ITEM 3.  LEGAL PROCEEDINGS.

ASBESTOS LITIGATION

    As of December 31, 1994 and 1993, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 76,700 and 68,500 actions, respectively, (including approximately 3,300 and 6,100 actions, respectively, in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of asbestos fibers. Through December 31, 1994, approximately 110,200 of the approximately 186,900 total actions brought have been settled or otherwise disposed.

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

    Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec is currently negotiating with its remaining excess carriers to determine, on behalf of its subsidiaries, how payments will be made with respect to such insurance coverage for asbestos claims. Coltec is currently receiving payments pursuant to an interim agreement with certain of its excess carriers. Coltec believes that a final agreement can be achieved without litigation, and on substantially the same basis that it has resolved the issues with its primary and first-level carriers.

    Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. During 1994 and 1993, two subsidiaries of Coltec received approximately 29,800 and 27,400 new actions, respectively, with a comparable number of actions received in 1992. Payments were made with respect to asbestos liability and related costs aggregating $46.4 million in 1994, $38.7 million in 1993 and $39.8 million in 1992, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of December 31, 1994, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $42.3 million and Coltec expects that this cost will be substantially covered by insurance.

    With respect to the 73,400 outstanding actions as of December 31, 1994 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

    It is also difficult to predict the number of asbestos lawsuits that Coltec's subsidiaries will receive in the future. Coltec has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with Coltec's asbestos-related actions. Coltec is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, Coltec believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Considering the foregoing, as well as the experience of Coltec's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the significant amount of insurance coverage that Coltec expects to be available from its solvent carriers, Coltec believes that pending and reasonably anticipated future actions are not likely to have a material effect on Coltec's results of operations and financial condition.

    Although the insurance coverage which Coltec has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Coltec's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

    In addition to claims for personal injury, Coltec's subsidiaries were among 40 or more defendants in 34 cases involving property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. The subsidiaries have been dismissed without payment in 31 of these cases. One school case was settled for an amount that is not material and two cases remain unresolved as against one subsidiary only. However, based upon the proceedings to date in these cases, it appears that the subsidiary has no liability in those two cases.

ENVIRONMENTAL REGULATIONS

    Coltec and its subsidiaries are subject to numerous federal, state and local environmental laws, many of which are becoming increasingly stringent, giving rise to increased compliance costs. For example, the Clean Air Amendments will regulate emissions at certain of Coltec's facilities that were previously unregulated. Most significantly, certain existing and many newly constructed or modified facilities will be required to obtain air emission permits that were not previously required. Although many of the standards under the Clean Air Amendments have not yet been promulgated, Coltec has made a preliminary determination of their impact on its operations. Based upon this determination, Coltec believes that it will not be at a competitive disadvantage in complying with the Clean Air Amendments and that any costs to comply with the Clean Air Amendments will not have a material effect on Coltec's results of operations and financial condition.

    Coltec and its subsidiaries are also subject to the federal Resource Conservation and Recovery Act of 1976 ("RCRA"), and its analogous state statutes. Although the costs under RCRA for the treatment, storage and disposal of hazardous materials generated at Coltec's facilities are increasing, Coltec does not believe that such costs will have a material effect on Coltec's results of operations and financial condition.

    Coltec has  been  notified that  it  is among  the  Potentially  Responsible
Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Among the sites where Coltec or its subsidiaries have been designated a PRP are: Clare Municipal Well Fields, Clare, Michigan; Quincy Municipal Landfills #2 and #3, Quincy, Illinois; Byron Barrel and Drum, Byron, New York; Operating Industries, Inc., Monterey Park, California; San Fernando Valley Site, Glendale, California; and Hardage Landfill, Criner, Oklahoma. Coltec is also working with various state authorities to investigate and remediate certain properties that are or were the site of Coltec's operations. Among such sites are the following: Holley Automotive property, Water Valley, Mississippi; Fairbanks Morse Engine property, Beloit, Wisconsin; Walbar Inc property, Peabody, Massachusetts; former Precision Seals property, Gastonia, North Carolina; and former Central Moloney properties in Arcadia, Florida, and Pine Bluff, Arkansas. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with all except one of these sites approximates $20.0 million at December 31, 1994, and has accrued for this amount in the Consolidated Balance Sheet as of December 31, 1994. Although Coltec is pursuing insurance recovery in connection with certain of these matters, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter. While progress toward the investigation, cleanup and responsibility allocation at the Liberty Industrial Finishing site, Farmingdale, New York has not been sufficient to allow Coltec at this time to determine the extent of its potential financial responsibility at this site, Coltec does not believe that its costs in connection with Liberty Industrial Finishing will have a material effect on Coltec's results of operations and financial condition.

OTHER LITIGATION

    In September 1983, the local employees' union at Menasco Canada Ltee. (now Menasco Aerospace Ltd.) ("Menasco Canada"), a federation of trade unions and several member-employees filed a complaint in the Province of Quebec Superior Court against Menasco Canada, alleging, among other things, an illegal lock-out, failure to negotiate in good faith, interference with the affairs of the union and various violations of local law. The plaintiffs are collectively seeking approximately Cdn. $14.0 million in damages, and Menasco Canada has filed a cross-claim for Cdn. $21.0 million and has closed its operations in Quebec Province. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

    On September 24, 1986, approximately 150 former salaried employees of Crucible Inc (a former subsidiary of Coltec) commenced an action claiming benefits under a plant shutdown plan that had been created in 1969 (George Henglein v. Colt Industries Operating Corporation Informal Plan for Plant Shutdown Benefits for Salaried Employees, U.S. District Court for the Western District of Pennsylvania, 86-cv-02021). Future eligibility of any employee for such Plan was eliminated by Crucible Inc in November 1972. Plaintiffs claim that they did not receive notice of such termination and therefore were entitled to benefits in 1982 when the Midland steel-making facility closed. Following a non-jury trial in the U.S. District Court for the Western District of Pennsylvania, defendant's motion to dismiss was granted and the plaintiffs appealed. The Court of Appeals for the Third Circuit remanded the case to the District Court directing it to make specific findings of fact and conclusions of law and also found for the defendant on the jurisdiction of the District Court. The defendants' motion to dismiss was granted by the District Court, appealed to the Third Circuit Court of Appeals and remanded to the District Court for additional findings of fact. On February 10, 1994, the District Court dismissed the plaintiffs' complaint and the plaintiffs appealed to the Third Circuit Court of Appeals. On September 26, 1994, the Third Circuit Court of Appeals remanded the case to the District Court and on November 4, 1994 denied the defendant's request for a rehearing. Coltec has petitioned to the U.S. Supreme Court for a writ of certiorari. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

    In an alleged class action filed in June 1984, a group of former salaried employees whose employment had been terminated due to the closing of the Midland steelmaking facility have asserted claims for damages in amounts equal to the present value of the collective bargaining unit's pension plan, insurance and unemployment benefits (Donald A. Nobers v. Crucible Inc, Court of Common Pleas of Beaver County, Pennsylvania, Civil Action No. 843-1984). The case was dismissed by the Common Pleas Court due to the preemptive provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The
Pennsylvania Superior Court reversed the lower court and held that the plaintiffs' claim was based upon an alleged contract. The Pennsylvania Supreme Court refused to hear the appeal and reinstated the case in the Court of Common Pleas. On February 16, 1993, the Court of Common Pleas granted defendants' motion for summary judgment concluding that it lacked jurisdiction of the subject matter, which decision was affirmed by the Superior Court of Pennsylvania. The plaintiffs' appeal to the Supreme Court of Pennsylvania was denied on June 7, 1994. Plaintiffs' petition to the U.S. Supreme Court for a writ of certiorari is being held in that court pending compliance with rules of the U.S. Supreme Court. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

    In addition to the litigation described above, there are various pending legal proceedings involving Coltec which are routine in nature and incidental to the business of Coltec. Coltec does not believe that these proceedings will have a material effect on Coltec's results of operations and financial condition.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Coltec's Common Stock (symbol COT) is listed on the New York and Pacific Stock Exchanges. The high and low prices of the stock for each quarter during 1994 and 1993, based on the Composite Tape, were as follows:

                                                1994                1993
                                          -----------------   -----------------
                                           HIGH       LOW      HIGH       LOW
                                          -------   -------   -------   -------
First quarter...........................   21  7/8   18  3/4   19  1/4   16  1/4
Second quarter..........................   20  1/2   18  1/4   17  1/2   14  7/8
Third quarter...........................   19  7/8   18  1/8   18        15  1/4
Fourth quarter..........................   19        16        19  3/8   16

    At December 31, 1994, there were 523 shareholders of record. No dividends were paid in 1994 and 1993, and no dividends are expected to be paid in 1995.

ITEM 6.  SELECTED FINANCIAL DATA.

    The five year tabular presentation under the caption "Selected Financial Data" of Coltec's 1994 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information under the caption "Financial Review" of Coltec's 1994 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The "Quarterly Sales and Earnings" information in Note 14 of the Notes to Financial Statements of Coltec's 1994 Annual Report to its shareholders and the Consolidated Balance Sheet, the Consolidated Statement of Earnings, the Consolidated Statement of Cash Flows, the Consolidated Statement of
Shareholders' Equity, the Notes to Financial Statements, Report of Management and the Report of Independent Public Accountants of Coltec's 1994 Annual Report to its shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information under the caption "Election of Directors" in Coltec's Proxy Statement for its 1995 Annual Meeting of Shareholders is herein incorporated by reference. In respect of information as to Coltec's executive officers, see the information under the caption "Executive Officers of the Registrant" under Item 1 of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

    The text and tabular information under the caption "Executive Compensation and Other Information" in Coltec's Proxy Statement for its 1995 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in Coltec's Proxy Statement for its 1995 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under the caption "Compensation Committee Interlocks and Insider Participation" in Coltec's Proxy Statement for its 1995 Annual Meeting of Shareholders is herein incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

(1)        Financial Statements (incorporated by reference from the 1994 Annual Report to
            Shareholders):
           Consolidated Balance Sheet at December 31, 1994 and 1993
           Consolidated Statement of Earnings for the Three Years ended December 31, 1994
           Consolidated Statement of Cash Flows for the Three Years ended December 31,
            1994
           Consolidated Statement of Shareholders' Equity for the Three Years Ended
            December 31, 1994
           Notes to Financial Statements
           Report of Management
           Report of Independent Public Accountants
(2)        Financial Statement Schedules listed in the Index to Financial Statement
            Schedules on page S-1 hereof.
(3)        The exhibits required by Item 601 of Regulation S-K as listed in the accompanying exhibit index commencing on page I-1 hereof.

    (b) No reports on Form 8-K were filed by Coltec during the last quarter of the period ending December 31, 1994.

    (c) Exhibits 3.2,  4.15, 10.9,  12.1, 13.1, 21.1,  23.1 and  27.1 are  filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Coltec Industries Inc
                                                       (Registrant)

Date: March 15, 1995                       By: ________/s/_PAUL G. SCHOEN_______
                                                        Paul G. Schoen
                                               Executive Vice President Finance
                                                       and Treasurer

    Pursuant to the requirements  of the Securities Exchange  Act of 1934,  this report  has  been  signed  below  by the  following  persons  on  behalf  of the
registrant in the capacities noted on March   , 1995.

                   NAME AND TITLE                                        NAME AND TITLE
- ----------------------------------------------------  ----------------------------------------------------

                   /s/ JOSEPH R. COPPOLA                                 /s/ JOEL MOSES
     -----------------------------------------             -----------------------------------------
                 Joseph R. Coppola                                         Joel Moses
                      Director                                              Director

                  /s/ JOHN W. GUFFEY, JR.                              /s/ PAUL G. SCHOEN
     -----------------------------------------             -----------------------------------------
                John W. Guffey, Jr.                                      Paul G. Schoen
          Director, Chairman of the Board,                          Director, Executive Vice
              Chief Executive Officer                                Finance and Treasurer
                   and President                          (Principal Financial and Accounting Officer)

                    /s/ DAVID I. MARGOLIS                            /s/ RICHARD A. STUCKEY
     -----------------------------------------             -----------------------------------------
                 David I. Margolis                                     Richard A. Stuckey
                      Director                                              Director

               /s/ J. BRADFORD MOONEY, JR.
     -----------------------------------------
              J. Bradford Mooney, Jr.
                      Director

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                       PAGE
FINANCIAL STATEMENT SCHEDULES                          NUMBER
- -----------------------------------------------------  -----
II      --  Valuation and Qualifying Accounts for the
            three years ended December 31, 1994......  S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF COLTEC INDUSTRIES INC:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Coltec Industries Inc and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
New York, N.Y.
January 23, 1995

                                                                     SCHEDULE II
                                                             1994, 1993 AND 1992

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                 COLUMN A                     COLUMN B             COLUMN C             COLUMN D      COLUMN E
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------

                                                                  ADDITIONS
                                                          --------------------------
                                             BALANCE AT   CHARGED TO    CHARGED TO                   BALANCE AT
                                              BEGINNING    COSTS AND       OTHER                         END
DESCRIPTION                                   OF PERIOD    EXPENSES      ACCOUNTS     DEDUCTIONS(1)   OF PERIOD
- ----------------------------------------------------------------------------------------------------------------
1994
  Valuation accounts deducted from assets--
      Allowance for doubtful accounts......   $   4,170    $     229   $    --        $        275   $    4,124
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
      Reserve for potential losses from
        excess and slow-moving
        inventories........................  $   18,086   $    4,595   $    --        $      7,105   $   15,576
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
1993
  Valuation accounts deducted from assets--
      Allowance for doubtful accounts......  $    4,614   $      335   $    --        $        779   $    4,170
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
      Reserve for potential losses from
        excess and slow-moving
        inventories........................  $   16,789   $    6,379   $    --        $      5,082   $   18,086
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
1992
  Valuation accounts deducted from assets--
      Allowance for doubtful accounts......  $    4,624   $      206   $    --        $        216   $    4,614
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------
      Reserve for potential losses from
        excess and slow-moving
        inventories........................  $   16,569   $    5,252   $    --        $      5,032   $   16,789
                                             -------------------------------------------------------------------
                                             -------------------------------------------------------------------

- ---------
Notes:
   (1) Deductions are for the purposes for which the valuation accounts were created.

                               INDEX TO EXHIBITS

     3.1      --      Amended and Restated Articles of Incorporation of Coltec, filed as Exhibit
                      3.1 to Coltec's Registration Statement on Form S-2 (No. 33-44846) (the "Form
                      S-2 Registration Statement") and incorporated herein by reference.
     3.2      --      By-laws of Coltec.
     4.1      --      Form of Senior Securities Indenture, dated as of December 1, 1985, between
                      Coltec and Mellon Bank, N.A., as Trustee, filed as Exhibit 4.1 to Coltec's
                      Registration Statement on Form S-3 (No. 33-1811) and incorporated herein by reference.
     4.2      --      Agreement of Resignation, Appointment and Acceptance, dated as of May 10,
                      1991, by and among Coltec, Mellon Bank, N.A. and The Bank of New York, filed as Exhibit 4.3 to the Form S-2 Registration Statement and incorporated herein by reference.
     4.3      --      Specmien certificate for 11 1/4% Debentures Due December 1, 2015, filed as
                      Exhibit 4.14 to Coltec's Registration Statement on Form S-2 and S-3 (Nos.
                      33-8585 and 33-1811) the ("Form S-2/S-3 Registration Statement") and
                      incorporated herein by reference.
     4.4      --      Supplemental Indenture, dated as of April 1, 1992, between Coltec and The
                      Bank of New York, as Trustee, relating to the Senior Securities Indenture, dated as of December 1, 1985, between Coltec and Mellon Bank, N.A., as the original Trustee, filed as Exhibit 6 to Coltec's Current Report on Form 8-K dated April 1, 1992 (the "Form 8-K") and incorporated herein by reference.
     4.5      --      Credit Agreement, dated as of March 24, 1992 (the "Credit Agreement") among
                      Coltec and the financial institutions party thereto, Bankers Trust Company,
                      Manufacturers Hanover Trust Company, Barclays Bank PLC, New York Branch and
                      Credit Lyonnais New York Branch, as Agents, and Bankers Trust Company, as
                      Administrative Agent, filed as Exhibit 4.13 to Coltec Holdings Inc.'s Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.
     4.6      --      First Amendment, dated as of April 1, 1992, to the Credit Agreement, dated as of March 24, 1992, filed as Exhibit 3 to the Form 8-K and incorporated herein by reference.
     4.7      --      Second Amendment, dated as of April 8, 1992, to the Credit Agreement, filed as Exhibit 4.7 to Coltec's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
     4.8      --      Third Amendment and Waiver, dated as of September 3, 1992, to the Credit
                      Agreement, filed as Exhibit 4.8 to Coltec's Annual Report on Form 10-K for
                      the fiscal year ended December 31, 1993 and incorporated herein by reference.
     4.9      --      Fourth Amendment and Consent, dated as of September 25, 1992, to the Credit
                      Agreement, filed as Exhibit 4.9 to Coltec's Annual Report on Form 10-K for
                      the fiscal year ended December 31, 1993 and incorporated herein by reference.
     4.10     --      Fifth Amendment, dated as of May 26, 1993, to the Credit Agreement, filed as
                      Exhibit 4.10 to Coltec's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1993 and incorporated herein by reference.

     4.11     --      Sixth Waiver, dated as of August 3, 1993, to the Credit Agreement, filed as
                      Exhibit 4.11 to Coltec's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1993 and incorporated herein by reference.
     4.12     --      Seventh Consent, dated as of October 27, 1993, to the Credit Agreement, filed as Exhibit 4.12 to Coltec's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
     4.13     --      Eighth Waiver, dated as of December 23, 1993, to the Credit Agreement, filed as Exhibit 4.13 to Coltec's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
     4.14     --      Credit Agreement among Coltec, Various Banks, The Co- Agents and Bankers
                      Trust Company, as Administrative Agent dated as of March 24, 1992 and Amended and Restated as of January 11, 1994 (the "Amended Credit Agreement"), filed as Exhibit 4.14 to Coltec's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
     4.15     --      First Waiver dated as of December 15, 1994 to the Amended Credit Agreement.
     4.16     --      Form of Indenture, dated as of October 26, 1992, between Coltec and United
                      States Trust Company of New York, as Trustee, relating to Coltec's 9 3/4%
                      Senior Notes Due 1999 (including the form of 9 3/4% Senior Note Due 1999), filed as Exhibit 4.1 to Coltec's Registration Statement on Form S-3 (No.
                      33-52414) and incorporated herein by reference.
     4.17     --      Indenture, dated as of April 1, 1992, between Coltec and United States Trust
                      Company of New York, as Trustee, relating to Coltec's 9 3/4% Senior Notes Due
                      2000 (including the form of 9 3/4% Senior Note Due 2000), filed as Exhibit 4 to the Form 8-K and incorporated herein by reference.
     4.18     --      Indenture, dated as of April 1, 1992, between Coltec and Norwest Bank
                      Minnesota, National Association, as Trustee, relating to Coltec's 10 1/4%
                      Senior Subordinated Notes Due 2002 (including the form of 10 1/4% Senior
                      Subordinated Note Due 2002), filed as Exhibit 5 to the Form 8-K and incorporated herein by reference.
                      Pursuant to paragraph (4)(iii) of Item 601(b) of Regulation S-K, there are omitted certain agreements, which the registrant hereby agrees to furnish to the Commission upon request.

    10.1*     --      Form of Family Protection Agreement used in connection with Coltec's Family
                      Protection Program, filed as Exhibit 3.5.1 to Coltec's Registration Statement on Form 8-B, filed with the Securities and Exchange Commission on June 25,
                      1976 and incorporated herein by reference.
    10.2*     --      Benefits Equalization Plan of Coltec, filed as Exhibit 10.2 to Coltec's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.
    10.3*     --      Amendment No. 1 to the Benefits Equalization Plan, filed as Exhibit 10.3 to
                      Coltec's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1993 and incorporated herein by reference.
    10.4*     --      Supplemental Retirement Savings Plan of Coltec, filed as Exhibit 10.3 to
                      Coltec's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1988 and incorporated herein by reference.

    10.5*     --      Coltec's 1977 Long-Term Performance Plan, filed as Exhibit 10.5 to the Form
                      S-2/S-3 Registration Statement and incorporated herein by reference.
    10.6*     --      Amendment to Coltec's 1977 Long-Term Performance Plan described in Proposal 2 of Coltec's Proxy Statement for its 1981 Annual Meeting of Shareholders,
                      filed as Exhibit 10.6 to the Form S-2/S-3 Registration Statement and
                      incorporated herein by reference.
    10.7*     --      Amendment No. 2 to Coltec's 1977 Long-Term Performance Plan, filed as Exhibit
                      10.7 to the Form S-2/S-3 Registration Statement and incorporated herein by reference.
    10.8*     --      Form of Employment Agreements between Coltec and John W. Guffey, Jr., Paul G.
                      Schoen and Anthony J. diBuono, filed as Exhibit 10.13 to the Form S-2
                      Registration Statement and incorporated herein by reference.
    10.9*     --      Employment Agreement dated as of April 13, 1992 between Coltec and Laurence
                      H. Polsky.
   10.10*     --      Employment Letter Agreement, dated August 1, 1990, between Coltec and John M.
                      Cybulski, filed as Exhibit 10.14 to the Form S-2 Registration Statement and
                      incorporated herein by reference.
   10.11*     --      Resolutions adopted by the Board of Directors of Coltec on July 14, 1982 establishing a pension program for directors who are not otherwise entitled to a pension from Coltec, filed as Exhibit 10.16 to the Form S-2/S-3
                      Registration Statement and incorporated herein by reference.
   10.12*     --      The Incentive Plan for Certain Employees of Coltec and Subsidiaries (the
                      "Incentive Plan"), filed as Exhibit 10.22 to the Form S-2 Registration
                      Statement and incorporated herein by reference.
   10.13*     --      Amendments to the Incentive Plan, filed as Exhibit 10.13 to Coltec's Annual
                      Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
   10.14*     --      Coltec's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.24 to
                      Coltec's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1991 and incorporated herein by reference.
   10.15*     --      Amendment No. 1 to the Coltec 1992 Stock Option and Incentive Plan, filed as
                      Exhibit 10.15 to Coltec's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
   10.16*     --      1994 Long-Term Incentive Plan of Coltec, filed as Exhibit 10.16 to Coltec's
                      Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
   10.17*     --      Annual Incentive Plan For Certain Employees of Coltec Industries Inc and Its
                      Subsidiaries, filed as Exhibit 10.17 to Coltec's Annual Report on Form 10-K
                      for the fiscal year ended December 31, 1993 and incorporated herein by reference.
    10.18     --      1994 Stock Option Plan for Outside Directors, filed as Exhibit 10.18 to
                      Coltec's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1993 and incorporated herein by reference.

    12.1      --      Computation of Ratio of Earnings to Fixed Charges.
    13.1      --      Portions of Coltec's 1994 Annual Report to Shareholders.
    21.1      --      List of Subsidiaries of Coltec.
    23.1      --      Consent of Arthur Andersen LLP.
    27.1      --      Financial Data Schedule.

- ---------
* These exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to item 14(c) of Form 10-K.