Form 10-Q
period 1995-04-02
COLTEC INDUSTRIES INC
filed 1995-05-10
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



(X) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act of 1934
    For the quarterly period ended April 2, 1995

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


                        ____________________________________

    On April 30, 1995, there were outstanding 69,931,784 shares of common stock, par value $.01 per share.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements


                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                        April 2,   December 31,
                                                          1995         1994
                                                       _________   ____________
                                                      (Unaudited)
                                                           (In thousands)
             A S S E T S
Current assets -
  Cash and cash equivalents                            $  2,752      $  4,188
  Accounts and notes receivable - net                   237,153       198,149
  Inventories -
    Finished goods                                       52,023        46,316
    Work in process and finished parts                  131,780       126,097
    Raw materials and supplies                           25,083        25,790
                                                       ________      ________
                                                        208,886       198,203
  Deferred income taxes                                  14,601        15,222
  Other current assets                                   10,598        13,936
                                                       ________      ________
      Total current assets                              473,990       429,698
Property, plant and equipment                           651,953       652,907
Less accumulated depreciation and
  amortization                                          429,954       429,793
                                                       ________      ________
                                                        221,999       223,114
Costs in excess of net assets acquired,
  net of amortization                                   129,752       131,024
Other assets                                             63,454        63,614
                                                       ________      ________

                                                       $889,195      $847,450
                                                       ========      ========

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                        April 2,   December 31,
                                                          1995         1994
                                                      ___________  ____________
                                                      (Unaudited)
                                                        (In thousands, except
                                                              share data)
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Current maturities of long-term debt                $       551  $       886
  Accounts payable                                         67,410       76,648
  Accrued expenses                                        184,766      159,528
  Current portion of liabilities of
    discontinued operations                                 3,000        3,000
                                                      ___________  ___________
      Total current liabilities                           255,727      240,062
Long-term debt                                            982,631      969,261
Deferred income taxes                                       8,457       10,533
Other liabilities                                         117,461      124,159
Liabilities of discontinued operations                     28,876       29,036
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                   -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,016,384
    shares issued (excluding 25,000,000 shares
    held by a wholly owned subsidiary)                        700          700
  Capital in excess of par value                          638,505      638,407
  Retained earnings (deficit)                          (1,135,544)  (1,158,948)
  Unearned compensation - restricted stock awards          (2,902)      (3,480)
  Foreign currency translation adjustments                 (2,940)        (681)
                                                      ___________  ___________
                                                         (502,181)    (524,002)
  Less: Cost of 109,600 and 98,862 shares
          of common stock in treasury at
          April 2, 1995 and December 31, 1994,
          respectively                                     (1,776)      (1,599)
                                                      ___________  ___________
                                                         (503,957)    (525,601)
                                                      ___________  ___________

                                                      $   889,195  $   847,450
                                                      ===========  ===========



The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)



                                                           Three Months Ended
                                                          ____________________
                                                          April 2,    April 3,
                                                            1995        1994
                                                          ________    ________
                                                         (In thousands, except
                                                             per share data)

Net sales                                                 $356,344    $331,850
                                                          ________    ________

Costs and expenses -
  Cost of sales                                            246,489     227,641
  Selling and administrative                                51,722      49,530
                                                          ________    ________
      Total costs and expenses                             298,211     277,171
                                                          ________    ________

Operating income                                            58,133      54,679
Interest and debt expense, net                              22,001      22,424
                                                          ________    ________

Earnings before income taxes and extraordinary item         36,132      32,255
Provision for income taxes                                  12,646      11,612
                                                          ________    ________

Earnings before extraordinary item                          23,486      20,643
Extraordinary item                                             (82)          -
                                                          ________    ________
Net earnings                                              $ 23,404    $ 20,643
                                                          ========    ========

Earnings per common share -
  Before extraordinary item                               $    .34    $    .30
  Extraordinary item                                             -           -
                                                          ________    ________

  Net earnings                                            $    .34    $    .30
                                                          ========    ========

Weighted average number of common and
  common equivalent shares                                  69,822      69,797
                                                          ========    ========




The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                          Three Months Ended
                                                         _____________________
                                                         April 2,     April 3,
                                                           1995         1994
                                                         ________    _________
                                                            (In thousands)
Cash flows from operating activities
  Net earnings                                           $ 23,404    $  20,643
  Adjustments to reconcile net earnings to cash
      used in operating activities
    Extraordinary item                                         82            -
    Depreciation and amortization                          10,711       10,921
    Deferred income taxes                                  (2,076)       1,929
    Receivable from insurance carriers                    (14,146)      (3,089)
    Payment of liabilities of discontinued operations        (160)        (726)
    Other operating items                                  (4,273)      (2,521)
                                                         ________    __________
                                                           13,542       27,157
                                                         ________    __________
  Changes in assets and liabilities
    Accounts and notes receivable                         (18,153)     (15,989)
    Inventories                                           (10,683)      (1,011)
    Deferred income taxes                                     621          763
    Other current assets                                    3,338          (85)
    Accounts payable                                       (9,238)      (4,710)
    Accrued expenses                                       13,278      (16,886)
                                                         ________    __________
      Changes in assets and liabilities                   (20,837)     (37,918)
                                                         ________    __________
      Cash used in operating activities                    (7,295)     (10,761)
                                                         ________    __________

Cash flows from investing activities
  Capital expenditures                                     (7,564)      (7,146)
  Other - net                                                 369       (1,029)
                                                         ________    __________
      Cash used in investing activities                    (7,195)      (8,175)
                                                         ________    __________
Cash flows from financing activities
  Issuance of long-term debt                               23,142      329,000
  Payment of long-term debt                               (10,088)    (310,516)
                                                         ________    __________
      Cash provided by financing activities                13,054       18,484
                                                         ________    __________
Cash and cash equivalents -
Decrease                                                   (1,436)        (452)
At beginning of period                                      4,188        5,749
                                                         ________    __________
At end of period                                         $  2,752    $   5,297
                                                         =========    =========



The accompanying notes to financial statements are an integral part of this statement.
                                                                            5.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    April 2, 1995
                                     (Unaudited)





1. SUMMARY OF ACCOUNTING POLICIES

   Financial Information: The unaudited financial statements, included herein, reflect in the opinion of Coltec Industries Inc ("Coltec") all normal recurring adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 1994 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and footnotes included in Coltec's annual report to shareholders for the year ended December 31, 1994.

   Consolidated Statement of Cash Flows: Interest paid and federal and state income taxes paid and refunded were as follows:

                                Three Months Ended
                                __________________
                                April 2,  April 3,
                                  1995      1994
                                _______   ________
                                  (In thousands)

            Interest paid       $ 6,852   $29,718
            Income taxes:
              Paid               14,179    12,512
              Refunded              521       285

2. EXTRAORDINARY ITEM

   During the first quarter of 1995, Coltec incurred an extraordinary charge of $82,000, net of a tax benefit of $44,000, in connection with the early retirement of debt.

3. COMMITMENTS AND CONTINGENCIES

   Coltec and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings. With respect to asbestos product liability and related litigation costs, as of April 2, 1995, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 81,600 actions (including approximately 5,600 actions, in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Through April 2, 1995, approximately 113,300 of the approximately 194,900 total actions brought have been settled or otherwise disposed of.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    April 2, 1995
                                     (Unaudited)





   The damages claimed for personal injury or death vary from case to case and in many cases plaintiffs seek $1,000,000 or more in compensatory damages and $2,000,000 or more in punitive damages. Although the law in each state differs to some extent, it appears, based on advice of counsel, that liability for compensatory damages would be shared among all responsible defendants, thus limiting the potential monetary impact of such judgments on any individual defendant.

   Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec is currently negotiating with its remaining excess carriers to determine, on behalf of its subsidiaries, how payments will be made with respect to such insurance coverage for asbestos claims. Coltec is currently receiving payments pursuant to an interim agreement with certain of its excess carriers. Coltec believes that a final agreement can be achieved without litigation, and on substantially the same basis that it has resolved the issues with its primary and first-level excess carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. During the first three months of 1995, two subsidiaries of Coltec received approximately 9,600 new actions, compared with approximately 4,000
   actions received during the first three months of 1994.   Payments were
   made with respect to asbestos liability and related costs aggregating $20,785,000 and $10,136,000 in the first three months of 1995 and 1994, respectively, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of April 2, 1995, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $56,830,000 and Coltec expects that this cost will be substantially covered by insurance.

   With respect to the 76,000 outstanding actions as of April 2, 1995 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    April 2, 1995
                                     (Unaudited)





   reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.


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

   In addition to claims for personal injury, Coltec's subsidiaries have been involved in an insignificant number of property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. Based upon proceedings to date, the overwhelming majority of these claims have been resolved without a material adverse impact on Coltec. Likewise, the insignificant number of claims

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    April 2, 1995
                                     (Unaudited)





   remaining to be resolved are not expected to have a material effect on Coltec's results of operations and financial condition.

   Coltec has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos related matters and the receivable from insurance carriers included in the Consolidated Balance Sheet are as follows:
                                                  April 2,      Dec. 31,
       (In thousands)                               1995          1994
       _________________________________________________________________
       Accounts and notes receivable - other      $89,030       $68,179
       Other assets                                15,561        13,119
       Accrued expenses - other                    46,103        34,099
       Other liabilities                           10,727         8,155

   With respect to environmental proceedings, Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with these sites approximates $20,000,000 at April 2, 1995, and has accrued for this amount in the Consolidated Balance Sheet as of April 2, 1995. Although Coltec is pursuing insurance recovery in connection with certain of these matters, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    April 2, 1995





Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following table shows financial information by industry segment for the three months ended April 2, 1995 and April 3, 1994.

                                       Three Months Ended
                                       __________________
                                       April 2,   April 3,
                                         1995       1994
                                       _______    _______
                                          (In millions)
       Sales:
         Aerospace/Government          $114.9     $ 99.1
         Automotive                     132.3      128.4
         Industrial                     109.5      104.7
         Intersegment elimination         (.4)       (.3)
                                       ______     ______
             Total                     $356.3     $331.9
                                       ======     ======

       Operating income:
         Aerospace/Government          $ 15.0     $ 13.6
         Automotive                      27.9       28.3
         Industrial                      24.7       22.3
                                       ______     ______
             Total segments              67.6       64.2
         Corporate unallocated           (9.5)      (9.5)
                                       ______     ______
             Operating income          $ 58.1     $ 54.7
                                       ======     ======

       Results of Operations

       Three Months Ended April 2, 1995 Compared With Three Months Ended April 3, 1994.

       Earnings before extraordinary item in the 1995 first quarter increased 14% to $23.5 million, equal to 34 cents per share, from $20.6 million, or 30 cents per share, in the first quarter of 1994. Sales for the quarter ended April 2, 1995, increased 7% to $356.3 million compared with $331.9 million in the like quarter last year. Operating income improved 6% to $58.1 million, and the operating margin was 16.3%. This compared with operating income of $54.7 million and an operating margin of 16.5% in the 1994 first quarter.

       In the Aerospace/Government segment, operating income improved 10% on a 16% sales increase. The Aerospace/Government segment benefited from

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    April 2, 1995





       strong performances by Fairbanks Morse Engine, Chandler Evans Control Systems and Delavan Gas Turbine Products. The earnings improvement for the Aerospace/Government segment was partially offset by continuing production inefficiencies at Walbar. Operating income in the Automotive segment declined 1% on a 3% sales increase. The Automotive segment was negatively affected by a leveling of domestic vehicle sales as well as the pricing environment in the original equipment market. Improved aftermarket results were experienced by Holley Performance Products in the first quarter of 1995. The Industrial segment reported an 11% improvement in operating income on a 5% sales increase.
       However, excluding Central Moloney, which was sold in January 1994, sales in the Industrial segment increased 10%. Higher sales and earnings were reported by all divisions in the Industrial segment reflecting the continuing improvement in the markets served and the success of new product introductions. Orders for the Industrial segment were up 16% in the first quarter led by strong performances by Garlock Mechanical Packing, Quincy Compressor and Garlock Bearings.

       Following is a discussion of the results of operations for the three months ended April 2, 1995 compared with the three months ended April 3, 1994.

       Sales. In the Aerospace/Government segment, sales were $114.9 million compared with $99.1 million a year ago. Fairbanks Morse Engine reported higher shipments of engines for U.S. Navy programs and began the initial deliveries of Alco engines. Higher sales at Chandler Evans were due to increased shipments of fuel pumps to original equipment manufacturers and spare parts to the commercial aftermarket. Sales were up at Delavan Gas Turbine Products on increased demand for fuel nozzles and overhaul services to regional airlines.

       Sales for the Automotive segment were $132.3 million for the three months ended April 2, 1995, compared with $128.4 million last year. Shipments were negatively affected by a leveling of domestic vehicle sales as well as the pricing environment in the original equipment market. Holley Performance Products reported higher sales on strong demand in the automotive aftermarket for performance carburetors.

       In the Industrial segment, sales were $109.5 million compared with $104.7 million last year, or $99.8 million excluding Central Moloney. All divisions within the Industrial segment reported increased sales in the first quarter of 1995. Sales were higher at Quincy Compressor on increased shipments of both reciprocating and rotary screw air compressors and on strong demand for compressor parts and accessories. Garlock Bearings reported higher sales on strong demand for bearings from the automotive and truck markets. At Garlock Mechanical Packing sales were higher on increased demand for the GYLON and KLOSURE product lines and on improved pricing.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    April 2, 1995





       Cost of Sales. Cost of sales increased 8% in the first quarter of 1995. The increase is related to the increased volume of business, production inefficiencies at Walbar and start up costs at Fairbanks Morse Engine. As a percent of sales, cost of sales increased to 69.2% from 68.6% last year.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 4% due primarily to higher sales. As a percent of sales, selling and administrative expense declined to 14.5% from 14.9% in the first three months of 1993.

       Interest and Debt Expense, Net. Interest and debt expense, net declined $.4 million, or 2%.

       Provision for Income Taxes. The provision for income taxes for the first three months of 1995 results in an effective income tax rate of 35% compared with 36% for last year.

       Extraordinary Item. The extraordinary charge for the first quarter of 1995 resulted from early extinguishment of debt.


       Liquidity and Financial Position

       At April 2, 1995, cash and cash equivalents were $2.8 million compared with $4.2 million at year-end 1994. Working capital was $218.3 million and the current ratio was 1.85. This compares with working capital of $189.6 million and a current ratio of 1.79 at December 31, 1994.

       In the first three months of 1995, $7.3 million of cash was used in operating activities compared with $10.8 million last year. The lower level of cash used in 1995 was due mainly to higher interest payments in 1994 as well as to payments in 1994 covering the restructuring plan announced in 1993. Partially offsetting this improvement was the net payment in the first quarter of 1995 of $14.1 million for asbestos-related matters compared to a $3.1 million net payment last year. The receivable from insurance carriers for asbestos-related matters was $104.6 million and $81.3 million at April 2, 1995 and December 31, 1994, respectively, (including the current portion of $89.0 million and $68.2 million, respectively). Excluding the current receivable due from insurance carriers, receivables increased 14% to $148.1 million, reflecting the higher sales volume, and receivables days outstanding were 38 days at April 2, 1995 compared with 36 days at year-end 1994. Inventories of $208.9 million at April 2, 1995 were 5% higher than the level at year-end 1994.

       At April 2, 1995, total debt was $983.2 million compared with $970.1 million at year-end 1994. The negative balance in shareholders' equity of $504.0 million compares with a negative balance of $525.6 million at December 31, 1994.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    April 2, 1995





PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        Coltec and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, Coltec has been notified that it is among the Potentially Responsible Parties under the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. See Note 3 of the Notes to Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

        (b) No reports on Form 8-K were filed during the quarter ended April 2, 1995 by Coltec Industries Inc.

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










Date:  May 10, 1995