Form 10-Q
period 1995-07-02
COLTEC INDUSTRIES INC
filed 1995-08-10
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



(X) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act of 1934
    For the quarterly period ended July 2, 1995

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


                        ____________________________________

    On July 30, 1995, there were outstanding 69,922,948 shares of common stock, par value $.01 per share.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements




                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                        July 2,    December 31,
                                                          1995         1994
                                                       _________   ____________
                                                      (Unaudited)
                                                           (In thousands)
             A S S E T S
Current assets -
  Cash and cash equivalents                            $  5,597      $  4,188
  Accounts and notes receivable - net                   210,694       198,149
  Inventories -
    Finished goods                                       52,841        46,316
    Work in process and finished parts                  142,957       126,097
    Raw materials and supplies                           27,283        25,790
                                                       ________      ________
                                                        223,081       198,203
  Deferred income taxes                                  13,577        15,222
  Other current assets                                   10,330        13,936
                                                       ________      ________
      Total current assets                              463,279       429,698
Property, plant and equipment                           661,192       652,907
Less accumulated depreciation and
  amortization                                          436,900       429,793
                                                       ________      ________
                                                        224,292       223,114
Costs in excess of net assets acquired,
  net of amortization                                   138,779       131,024
Other assets                                             83,916        63,614
                                                       ________      ________

                                                       $910,266      $847,450
                                                       ========      ========

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                        July 2,    December 31,
                                                          1995         1994
                                                      ___________  ____________
                                                      (Unaudited)
                                                        (In thousands, except
                                                              share data)
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Current maturities of long-term debt                $       504  $       886
  Accounts payable                                         70,382       76,648
  Accrued expenses                                        156,634      159,528
  Current portion of liabilities of
    discontinued operations                                 3,000        3,000
                                                      ___________  ___________
      Total current liabilities                           230,520      240,062
Long-term debt                                            982,001      969,261
Deferred income taxes                                      11,886       10,533
Other liabilities                                         136,150      124,159
Liabilities of discontinued operations                     27,210       29,036
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                   -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,016,384
    shares issued (excluding 25,000,000 shares
    held by a wholly owned subsidiary)                        700          700
  Capital in excess of par value                          638,499      638,407
  Retained earnings (deficit)                          (1,111,475)  (1,158,948)
  Unearned compensation - restricted stock awards          (2,361)      (3,480)
  Foreign currency translation adjustments                 (1,339)        (681)
                                                      ___________  ___________
                                                         (475,976)    (524,002)
  Less: Cost of 93,436 and 98,862 shares
          of common stock in treasury at
          July 2, 1995 and December 31, 1994,
          respectively                                     (1,525)      (1,599)
                                                      ___________  ___________
                                                         (477,501)    (525,601)
                                                      ___________  ___________

                                                      $   910,266  $   847,450
                                                      ===========  ===========



The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)



                                    Three Months Ended   Six Months Ended
                                    __________________  __________________
                                     July 2,   July 3,   July 2,   July 3,
                                      1995      1994      1995      1994
                                    ________  ________  ________  ________
                                     (In thousands, except per share data)

Net sales                           $361,547  $337,018  $717,891  $668,868
                                    ________  ________  ________  ________
Costs and expenses -
  Cost of sales                      249,385   226,812   495,874   454,453
  Selling and administrative          51,811    49,515   103,533    99,045
                                    ________  ________  ________  ________

  Total costs and expenses           301,196   276,327   599,407   553,498
                                    ________  ________  ________  ________

Operating income                      60,351    60,691   118,484   115,370
Interest and debt expense, net        23,322    22,593    45,323    45,017
                                    ________  ________  ________  ________

Earnings before income taxes and
  extraordinary item                  37,029    38,098    73,161    70,353
Provision for income taxes            12,960    13,715    25,606    25,327
                                    ________  ________  ________  ________

Earnings before extraordinary item    24,069    24,383    47,555    45,026
Extraordinary item                         -    (1,015)      (82)   (1,015)
                                    ________  ________  ________  ________

Net earnings                        $ 24,069  $ 23,368  $ 47,473  $ 44,011
                                    ========  ========  ========  ========
Earnings per common share -
  Before extraordinary item           $  .34     $ .35     $ .68     $ .65
  Extraordinary item                       -      (.02)        -      (.02)
                                      ______     _____     _____     _____
  Net earnings                        $  .34     $ .33     $ .68     $ .63
                                      ======     =====     =====     =====

Weighted average number of common
  and common equivalent shares        69,939    69,799    69,881    69,798
                                      ======    ======    ======    ======






The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                           Six Months Ended
                                                        ______________________
                                                         July 2,       July 3,
                                                          1995          1994
                                                        _________     ________
                                                            (In thousands)
Cash flows from operating activities
  Net earnings                                          $  47,473     $ 44,011
  Adjustments to reconcile net earnings to cash
      provided by operating activities
    Extraordinary item                                         82        1,015
    Depreciation and amortization                          21,292       21,721
    Deferred income taxes                                   1,353        5,858
    Receivable from insurance carriers                      5,520       23,071
    Payment of liabilities of discontinued operations      (1,826)      (1,218)
    Other operating items                                  (6,424)      (4,435)
                                                        _________     ________
                                                           67,470       90,023
                                                        _________     ________
  Changes in assets and liabilities
    Accounts and notes receivable                         (16,410)     (19,171)
    Inventories                                           (21,378)      (9,499)
    Deferred income taxes                                   1,645        1,975
    Other current assets                                    3,606         (404)
    Accounts payable                                       (6,266)       3,341
    Accrued expenses                                      (10,408)     (13,667)
                                                        _________     ________
      Changes in assets and liabilities                   (49,211)     (37,425)
                                                        _________     ________
      Cash provided by operating activities                18,259       52,598
                                                        _________     ________
Cash flows from investing activities
  Capital expenditures                                    (17,793)     (14,726)
  Acquisition of a business                               (14,000)           -
  Other - net                                               2,566        1,282
                                                        _________     ________
      Cash used in investing activities                   (29,227)     (13,444)
                                                        _________     ________
Cash flows from financing activities
  Issuance of long-term debt                               26,300      329,000
  Payments of long-term debt                              (13,923)    (367,108)
                                                        _________     ________
      Cash provided by (used in) financing activities      12,377      (38,108)
                                                        _________     ________
Cash and cash equivalents
Increase                                                    1,409        1,046
At beginning of period                                      4,188        5,749
                                                        _________     ________
At end of period                                        $   5,597     $  6,795
                                                        =========     ========

The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    July 2, 1995
                                     (Unaudited)



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

   Consolidated Statement of Cash Flows: Interest paid and federal and state income taxes paid and refunded were as follows:

                                 Six Months Ended
                                __________________
                                July 2,   July 3,
                                  1995      1994
                                -------   --------
                                  (In thousands)
            Interest paid       $47,434   $47,219
            Income taxes:
              Paid               30,412    18,886
              Refunded            2,950     1,567

2. EXTRAORDINARY ITEM

   During the second quarter of 1994, Coltec incurred an extraordinary charge of $1,015,000, net of a tax benefit of $547,000, in connection with the early retirement of debt.

   During the six months of 1995, Coltec incurred an extraordinary charge of $82,000, net of a tax benefit of $44,000, in connection with the early retirement of debt.

3. COMMITMENTS AND CONTINGENCIES

   Coltec and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings. With respect to asbestos product liability and related litigation costs, as of July 2, 1995, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 87,900 actions (including approximately 11,000 actions, in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Through July 2, 1995, approximately 122,600 of the approximately 210,500 total actions brought have been settled or otherwise disposed of.
                                                                            6.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    July 2, 1995
                                     (Unaudited)





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

   Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its primary and first-level excess carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. During the first six months of 1995, two subsidiaries of Coltec received approximately 19,500 new actions, compared with approximately 10,200 actions received during the first six months of 1994. Payments were made with respect to asbestos liability and related costs aggregating $30,489,000 and $18,981,000 in the first six months of 1995 and 1994, respectively, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of July 2, 1995, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $76,013,000 and Coltec expects that this cost will be substantially covered by insurance.

   With respect to the 76,900 outstanding actions as of July 2, 1995 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    July 2, 1995
                                     (Unaudited)





   reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.


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

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    July 2, 1995
                                     (Unaudited)





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
                                                  July 2,       Dec. 31,
       (In thousands)                               1995          1994
       _________________________________________________________________
       Accounts and notes receivable - other      $64,314       $68,179
       Other assets                                36,914        13,119
       Accrued expenses - other                    41,657        34,099
       Other liabilities                           34,356         8,155

   With respect to environmental proceedings, Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with these sites approximates $20,000,000 at July 2, 1995, and has accrued for this amount in the Consolidated Balance Sheet as of July 2, 1995. Although Coltec is pursuing insurance recovery in connection with certain of these matters, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter.

4. SUBSEQUENT EVENT

   On August 2, 1995, Coltec announced that it will close a Walbar plant in Mississauga, Ontario, Canada by the end of 1996. In connection with this shutdown, Coltec will incur a charge in the third quarter of 1995. The amount of such a charge has not yet been determined.
                                                                            9.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 2, 1995





Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following table shows financial information by industry segment for the three months and six months ended July 2, 1995 and July 3, 1994.

                                       Three Months Ended   Six Months Ended
                                       __________________   ________________
                                       July 2,    July 3,    July 2,  July 3,
                                         1995       1994      1995     1994
                                       _______    _______   _______   ______
                                                    (In millions)
       Sales:
         Aerospace/Government          $125.6     $105.3    $240.6    $204.4
         Automotive                     125.2      133.7     257.5     262.1
         Industrial                     110.9       98.5     220.4     203.2
         Intersegment elimination         (.2)       (.5)      (.6)      (.8)
                                       ______     ______    ______    ______
             Total                     $361.5     $337.0    $717.9    $668.9
                                       ======     ======    ======    ======

       Operating income:
         Aerospace/Government          $ 16.9     $ 16.4    $ 31.9    $ 30.0
         Automotive                      24.6       31.2      52.4      59.5
         Industrial                      27.1       22.6      51.9      44.9
                                       ______     ______    ______    ______
             Total segments              68.6       70.2     136.2     134.4
         Corporate unallocated           (8.2)      (9.5)    (17.7)    (19.0)
                                       ______     ______    ______    ______
             Operating income          $ 60.4     $ 60.7    $118.5    $115.4
                                       ======     ======    ======    ======

       Results of Operations

       Three Months Ended July 2, 1995 Compared With Three Months Ended July 3, 1994.

       Earnings before extraordinary item in the second quarter of 1995 declined slightly to $24.1 million, or 34 cents per share, from $24.4 million, or 35 cents per share, in the 1994 second quarter. Sales for the quarter ended July 2, 1995, increased 7% to $361.5 million compared with $337.0 million in the like quarter last year. Operating income was $60.4 million, and the operating margin was 16.7%. This compared with operating income of $60.7 million and an operating margin of 18.0% in the 1994 second quarter.

       In the Aerospace/Government segment, operating income increased 3% on a 19% sales increase. Operating income in the Automotive segment was down 21% on a 6% sales decline, while operating income in the Industrial segment increased 20% on a 13% sales increase.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 2, 1995


       In the Aerospace/Government segment, improved performances were achieved by Menasco and Delavan Gas Turbine Products. However, the segment's operating margin was depressed due to higher production costs at Fairbanks Morse Engine, declining volume in a product line at Walbar and pricing pressures. At Fairbanks Morse Engine, production and start-up costs on the Alco engine product line have been higher than expected due to the tight local labor market and the need for extensive training programs for new employees. At Walbar, intensive pricing pressure and declining volume in its compressor blades business contributed to the decline in operating income. On August 2, 1995, Coltec announced that it will close a Walbar plant in Mississauga, Ontario, Canada by the end of 1996. In connection with this shutdown, Coltec will incur a charge in the third quarter of 1995. The amount of such a charge has not yet been determined. Automotive segment results were impacted by the adverse pricing environment in the original equipment market and the decline in demand from key automotive customers. Operating results in the Industrial segment continued to benefit from improved market conditions and new product introductions. All but two of the 11 units in the segment showed second quarter sales and earnings gains, with especially strong improvements at Quincy Compressor, Garlock Bearings and France Compressor Products.

       The operating issues and business trends experienced in the second quarter are expected to persist to some extent into the second half of the year.

       Following is a discussion of the results of operations for the three months ended July 2, 1995 compared with the three months ended July 3, 1994.

       Sales. In the Aerospace/Government segment, sales were $125.6 million compared with $105.3 million a year ago. Fairbanks Morse Engine reported higher shipments of engines for U.S. Navy programs and began deliveries in 1995 of its Alco engines. Higher sales at Chandler Evans Control Systems were due to increased shipments of fuel pumps to original equipment manufacturers and spare parts to the commercial aftermarket. Menasco reported higher sales as deliveries of landing gear systems on new programs for the Boeing 777 aircraft and the Fokker 70 and 100 aircraft began to accelerate. Sales were up at Delavan Gas Turbine Products on increased demand for fuel nozzles and overhaul services to regional airlines.

       Automotive segment sales were $125.2 million in the second quarter compared with $133.7 million last year. Sales were negatively affected by the adverse pricing environment in the original equipment market and the decline in demand for throttle bodies, manifold assemblies, mechanical air pumps and seals from key automotive customers. Demand for Stemco's hub oil seal from the truck and trailer aftermarket was down in the second quarter of 1995. Holley Performance Products reported higher sales on increased demand in the automotive aftermarket for performance and remanufactured carburetors. Sales of oil pumps were higher on the ramp-up in volume for Ford's V6 and Zetec engines.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 2, 1995



       In the Industrial segment, sales were $110.9 million compared with $98.5 million last year. Sales were higher at Quincy Compressor on increased shipments of rotary screw air compressors and on strong demand for compressor parts and accessories. Garlock Bearings reported higher sales on strong demand for bearings from the automotive and truck markets. At Garlock Mechanical Packing, sales were higher on increased demand for the gasketing and KLOSURE product lines, improved pricing, higher shipments in Canada and strengthening European currencies. France Compressor Products and Garlock Valves & Industrial Plastics also benefitted from stronger European currencies as well as from improving economic conditions.

       Cost of Sales. Cost of sales increased 10% in the second quarter of 1995. This increase is related to the increased volume of business and higher than expected production and start-up costs at Fairbanks Morse Engine on the Alco engine product line. As a percentage of sales, cost of sales increased to 69.0% from 67.3% last year.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 5% due primarily to higher sales. As a percent of sales, selling and administrative expense was 14.3% in the second quarter compared with 14.7% last year.

       Interest and Debt Expense, Net. Interest and debt expense, net increased $.7 million or 3% in the second quarter due to higher interest rates.

       Provision for Income Taxes. The provision for income taxes for the three months ended July 2, 1995 resulted in an effective income tax rate of 35.0% compared with 36.0% for the like period last year.

       Six Months Ended July 2, 1995 Compared With Six Months Ended July 3,
       1994.

       Earnings before extraordinary item for the six months ended July 2, 1995 increased 6% to $47.6 million, or 68 cents per share, from $45.0 million, or 65 cents per share, in 1994. Sales for the six months of 1995 increased 7% to $717.9 million compared with $668.9 million last year. Operating income was $118.5 million, and the operating margin was 16.5%. This compared with operating income of $115.4 million and an operating margin of 17.2% in 1994.

       In the Aerospace/Government segment, operating income increased 6% on a 18% sales increase. Operating income in the Automotive segment was down 12% on a 2% sales decline, while operating income in the Industrial segment increased 16% on a 8% sales increase.

       The Aerospace/Government segment benefitted from improved performances by Chandler Evans Control Systems, Fairbanks Morse Engine and Delavan Gas Turbine Products. However, the segment's operating margin was depressed due to higher production costs at Fairbanks Morse Engine,

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 2, 1995



       declining volume in a product line at Walbar and pricing pressures. At Fairbanks Morse Engine, production and start-up costs on the Alco engine product line have been higher than expected due to the tight local labor market and the need for extensive training programs for new employees. At Walbar, intensive pricing pressure and declining volume in its compressor blades business contributed to the decline in operating income. Automotive segment results were impacted by the adverse pricing environment in the original equipment market and the decline in demand from key automotive customers. Operating results in the Industrial segment continued to benefit from improved market conditions and new product introductions. Strong sales and earnings gains were reported by Quincy Compressor, Garlock Bearings and France Compressor Products.

       Following is a discussion of the results of operations for the six months ended July 2, 1995 compared with the six months ended July 3, 1994.

       Sales. In the Aerospace/Government segment, sales were $240.6 million compared with $204.4 million a year ago. Fairbanks Morse Engine reported higher shipments of engines for U.S. Navy programs and began deliveries in 1995 of its Alco engines. Higher sales at Chandler Evans Control Systems were due to increased shipments of fuel pumps to original equipment manufacturers and spare parts to the commercial aftermarket. Menasco reported higher sales as deliveries of landing gear systems on new programs for the Boeing 777 aircraft and the Fokker 70 and 100 aircraft began to accelerate. Sales were up at Delavan Gas Turbine Products on increased demand for fuel nozzles and overhaul services to regional airlines.

       Automotive segment sales were $257.5 million for the six months of 1995 compared with $262.1 million last year. Sales were negatively affected by the adverse pricing environment in the original equipment market and the decline in demand for throttle bodies, manifold assemblies, mechanical air pumps and seals from key automotive customers. Demand for Stemco's hub oil seal from the truck and trailer aftermarket was down in the six months of 1995. Holley Performance Products reported higher sales on increased demand in the automotive aftermarket for performance and remanufactured carburetors. Sales for oil pumps were higher on the ramp-up in volume for Ford's V6 and Zetec engines.

       In the Industrial segment, sales were $220.4 million compared with $203.2 million last year. Sales were higher at Quincy Compressor on increased shipments of rotary screw air compressors and on strong demand for compressor parts and accessories. Garlock Bearings reported higher sales on strong demand for bearings from the automotive and truck markets. At Garlock Mechanical Packing, sales were higher on increased demand for the gasketing and KLOSURE product lines, improved pricing, higher shipments in Canada and strengthening European currencies. France Compressor Products and Garlock Valves & Industrial Plastics also benefitted from stronger European currencies as well as from improving economic conditions.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 2, 1995



       Cost of Sales. Cost of sales increased 9% during the six months ended July 2, 1995. This increase is related to the increased volume of business and higher than expected production and start-up costs at Fairbanks Morse Engine on the Alco engine product line. As a percentage of sales, cost of sales increased to 69.1% from 67.9% last year.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 5% due primarily to higher sales. As a percent of sales, selling and administrative expense was 14.4% in 1995 compared with 14.8% in 1994.

       Interest and Debt Expense, Net. Interest and debt expense, net increased slightly during the first six months of 1995 due to higher interest rates.

       Provision for Income Taxes. The provision for income taxes for the six months ended July 2, 1995 resulted in an effective income tax rate of 35.0% compared with 36.0% for 1994.

       Extraordinary Item. The extraordinary charges in both the six months of 1995 and 1994 resulted from early retirement of debt.



       Liquidity and Financial Position

       At July 2, 1995, total debt was $982.5 million compared with $970.1 million at year-end 1994. The negative balance in shareholders' equity of $477.5 million compares with a negative balance of $525.6 million at December 31, 1994. Cash and cash equivalents were $5.6 million compared with $4.2 million at year-end 1994. Working capital was $232.8 million and the current ratio was 2.01. This compares with working capital of $189.6 million and a current ratio of 1.79 at December 31, 1994.

       On June 30, 1995, Coltec acquired AlliedSignal Inc's ("AlliedSignal") aircraft landing gear business for a purchase price of $14.0 million. The acquisition includes the development and production of landing gears for the McDonnell Douglas F/A-18 E/F fighter as well as production and product support of existing military programs including the F-15 fighter.

       During the six months ended July 2, 1995, Coltec generated $18.3 million of cash from operating activities compared with $52.6 million last year. The lower cash generated from operations in 1995 was due primarily to lower net receipts from insurance carriers for asbestos-related matters and to the build up of inventory to support the increased level of business and new programs in the Aerospace/ Government segment. For the six months of 1995, net receipts from insurance carriers were $5.5 million compared with $23.1 million last year. The receivable from insurance carriers for asbestos-related

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 2, 1995



       matters was $101.2 million and $81.3 million at July 2, 1995 and December 31, 1994, respectively, (including the current portion of $64.3 million and $68.2 million, respectively). Excluding the current receivable due from insurance carriers, receivables increased 13% to $146.4 million, reflecting the higher sales volume, and receivables days outstanding were 39 days at July 2, 1995 compared with 36 days at year-end 1994. Inventories of $223.1 million at July 2, 1995 were 13% higher than the level at year-end 1994.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 2, 1995



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

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The annual meeting of the shareholders of Coltec was held on April 27, 1995.

        (b) At the annual meeting of shareholders held on April 27, 1995, shareholders voted for:

             1. The election of a Board of Directors consisting of seven members.

             2. Appointment of Arthur Andersen LLP as the independent public accountants for 1995.

             There were 69,917,522 shares of Coltec Common Stock, par value $.01 per share, outstanding and entitled to one vote per share as of the record date for said meeting. The voting results were as follows:

             1.  Election of Directors
                                                         Number of Votes
                                                      _____________________
                    Name of Candidates                   For       Withheld
                 ______________________               __________    _______
                 Joseph R. Coppola                    63,857,708    360,437
                 John W. Guffey, Jr.                  63,851,333    366,812
                 David I. Margolis                    63,858,308    359,837
                 J. Bradford Mooney, Jr.              63,857,708    360,437
                 Joel Moses                           63,857,308    360,837
                 Paul G. Schoen                       63,860,708    357,437
                 Richard A. Stuckey                   63,857,508    360,637

             2. Appointment of Arthur Andersen LLP as the independent public accountants for 1995.

                     For                    Against                 Abstain
                 __________                 _______                 _______
                 63,814,625                  56,352                 347,168

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    July 2, 1995



Item 5. Other Information

        In connection with the announcement on August 2, 1995 that Coltec will close a Walbar plant in Mississauga, Ontario, Canada, Coltec will incur a charge in the third quarter of 1995. The amount of such a charge has not yet been determined.

Item 6. Exhibits and Reports on Form 8-K.

        (a)(27)  Financial Data Schedule
           (99)  Coltec Industries Inc Release dated August 2, 1995
                 Coltec Industries To Close Unprofitable Walbar Canada Plant.

        (b) No reports on Form 8-K were filed during the quarter ended July 2, 1995 by Coltec Industries Inc.

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










Date:  August 10, 1995