Form 10-Q
period 1995-10-01
COLTEC INDUSTRIES INC
filed 1995-11-13
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



(X) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act of 1934
    For the quarterly period ended October 1, 1995

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


                        ____________________________________

    On October 29, 1995, there were outstanding 69,978,833 shares of common stock, par value $.01 per share.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements




                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                     October 1,    December 31,
                                                        1995           1994
                                                     __________    ____________
                                                     (Unaudited)
                                                          (In thousands)
             A S S E T S
Current assets -
  Cash and cash equivalents                            $ 10,759      $  4,188
  Accounts and notes receivable - net                   215,176       198,149
  Inventories -
    Finished goods                                       55,878        46,316
    Work in process and finished parts                  150,174       126,097
    Raw materials and supplies                           29,668        25,790
                                                       ________      ________
                                                        235,720       198,203
  Deferred income taxes                                  11,888        15,222
  Other current assets                                   11,212        13,936
                                                       ________      ________
      Total current assets                              484,755       429,698
Property, plant and equipment                           667,438       652,907
Less accumulated depreciation and
  amortization                                          446,071       429,793
                                                       ________      ________
                                                        221,367       223,114
Costs in excess of net assets acquired,
  net of amortization                                   138,164       131,024
Other assets                                             77,670        63,614
                                                       ________      ________

                                                       $921,956      $847,450
                                                       ========      ========

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                     October 1,    December 31,
                                                        1995           1994
                                                     __________    ____________
                                                     (Unaudited)
                                                        (In thousands, except
                                                             share data)
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Current maturities of long-term debt                $       224  $       886
  Accounts payable                                         68,114       76,648
  Accrued expenses                                        182,933      159,528
  Current portion of liabilities of
    discontinued operations                                 3,000        3,000
                                                      ___________  ___________
      Total current liabilities                           254,271      240,062
Long-term debt                                            976,810      969,261
Deferred income taxes                                       4,437       10,533
Other liabilities                                         133,763      124,159
Liabilities of discontinued operations                     26,856       29,036
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                   -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized,
    70,077,350 and 70,016,384 shares
    issued at October 1, 1995 and
    December 31, 1994, respectively
    (excluding 25,000,000 shares held
    by a wholly owned subsidiary)                             700          700
  Capital in excess of par value                          639,532      638,407
  Retained earnings (deficit)                          (1,109,671)  (1,158,948)
  Unearned compensation - restricted stock awards          (2,898)      (3,480)
  Foreign currency translation adjustments                   (250)        (681)
                                                      ___________  ___________
                                                         (472,587)    (524,002)
  Less: Cost of 98,517 and 98,862 shares
          of common stock in treasury at
          October 1, 1995 and December 31,
          1994, respectively                               (1,594)      (1,599)
                                                      ___________  ___________
                                                         (474,181)    (525,601)
                                                      ___________  ___________

                                                      $   921,956  $   847,450
                                                      ===========  ===========

The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)



                                 Three Months Ended       Nine Months Ended
                               ______________________   ______________________
                               October 1,  October 2,   October 1,  October 2,
                                  1995        1994         1995        1994
                               _________   _________    __________  _________
                                    (In thousands, except per share data)

Net sales                      $332,134     $317,507    $1,050,025   $986,375
                               ________     ________    __________   ________
Costs and expenses -
  Cost of sales                 231,105      211,259       726,979    665,712
  Selling and administrative     48,935       48,417       152,468    147,462
  Special charge                 27,000            -        27,000          -
                               ________     ________    __________   ________

  Total costs and expenses      307,040      259,676       906,447    813,174
                               ________     ________    __________   ________

Operating income                 25,094       57,831       143,578    173,201
Interest and debt expense, net   22,318       21,836        67,641     66,853
                               ________     ________    __________   ________

Earnings before income taxes
  and extraordinary item          2,776       35,995        75,937    106,348
Provision for income taxes          972       12,958        26,578     38,285
                               ________     ________    __________   ________

Earnings before extraordinary
  item                            1,804       23,037        49,359     68,063
Extraordinary item                    -         (177)          (82)    (1,192)
                               ________     ________    __________   ________

Net earnings                   $  1,804     $ 22,860    $   49,277   $ 66,871
                               ========     ========    ==========   ========
Earnings per common share -
  Before extraordinary item       $ .03        $ .33         $ .71      $ .98
  Extraordinary item                  -            -             -       (.02)
                                  _____        _____         _____      _____
  Net earnings                    $ .03        $ .33         $ .71      $ .96
                                 ======        =====         =====      =====

Weighted average number of
  common and common equivalent
  shares                         69,791       69,832        69,851     69,809
                                 ======       ======        ======     ======



The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                          Nine Months Ended
                                                        ______________________
                                                        October 1,  October 2,
                                                           1995        1994
                                                        __________  __________
                                                            (In thousands)
Cash flows from operating activities
  Net earnings                                          $  49,277     $ 66,871
  Adjustments to reconcile net earnings to cash
      provided by operating activities
    Extraordinary item                                         82        1,192
    Special charge                                         27,000            -
    Depreciation and amortization                          32,639       32,695
    Deferred income taxes                                  (6,096)       3,496
    Receivable from insurance carriers                      8,932       19,946
    Payment of liabilities of discontinued operations      (2,180)      (3,337)
    Other operating items                                  (7,254)      (2,679)
                                                        _________     ________
                                                          102,400      118,184
                                                        _________     ________
  Changes in assets and liabilities
    Accounts and notes receivable                         (20,580)     (22,223)
    Inventories                                           (39,821)     (26,220)
    Deferred income taxes                                   3,334       (6,104)
    Other current assets                                    2,724       (3,161)
    Accounts payable                                       (8,534)       7,181
    Accrued expenses                                          343        2,518
                                                        _________     ________
      Changes in assets and liabilities                   (62,534)     (48,009)
                                                        _________      ________
      Cash provided by operating activities                39,866       70,175
                                                        _________     ________
Cash flows from investing activities
  Capital expenditures                                    (27,867)     (22,973)
  Acquisition of a business                               (14,000)           -
  Other - net                                               1,666        1,123
                                                        _________     ________
      Cash used in investing activities                   (40,201)     (21,850)
                                                        _________     ________
Cash flows from financing activities
  Issuance of long-term debt                               26,300      331,000
  Payments of long-term debt                              (19,394)    (375,574)
                                                        _________     ________
      Cash provided by (used in) financing activities       6,906      (44,574)
                                                        _________     ________
Cash and cash equivalents
Increase                                                    6,571        3,751
At beginning of period                                      4,188        5,749
                                                        _________     ________
At end of period                                        $  10,759     $  9,500
                                                        =========     ========

The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 1, 1995
                                     (Unaudited)

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

   Consolidated Statement of Cash Flows: Interest paid and federal and state income taxes paid and refunded were as follows:

                                   Nine Months Ended
                                _______________________
                                October 1,   October 2,
                                   1995         1994
                                _________    __________
                                     (In thousands)
            Interest paid        $53,731      $53,173
            Income taxes:
              Paid                43,432       38,743
              Refunded             3,593        1,706

2. SPECIAL CHARGE

   In the third quarter of 1995, Coltec recorded a special charge of $27.0 million, primarily to cover the costs of closing the Walbar compressor blade facility in Canada. It is anticipated that this facility will be closed by the end of 1996. The charge also covered selected reductions in work force throughout the Company. The special charge includes $9.1 million for the cancellation of contractual obligations resulting from the decision to close the Walbar facility, $7.8 million for asset writedowns, $5.1 million for severance and employee-related costs and $5.0 million for other costs necessary to implement the shutdown of the Walbar facility and other actions. Charges of $5.3 million were recorded against this reserve in the third quarter of 1995.

3. EXTRAORDINARY ITEM

   During the third quarter and nine months of 1994, Coltec incurred an extraordinary charge of $177,000, net of a tax benefit of $95,000, and $1,192,000, net of a tax benefit of $642,000, respectively, in connection with the early retirement of debt.

   During the nine months of 1995, Coltec incurred an extraordinary charge of $82,000, net of a tax benefit of $44,000, in connection with the early retirement of debt.
                                                                            6.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 1, 1995
                                     (Unaudited)


4. COMMITMENTS AND CONTINGENCIES

   Coltec and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings. With respect to asbestos product liability and related litigation costs, as of October 1, 1995, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 98,500 actions (including approximately 6,000 actions, in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Through October 1, 1995, approximately 127,800 of the approximately 226,300 total actions brought have been settled or otherwise disposed of.

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

   Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its primary and first-level excess carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. During the first nine months of 1995, two subsidiaries of Coltec received approximately 30,300 new actions, compared with approximately 14,500 actions received during the first nine months of 1994. Payments were made with respect to asbestos liability and related costs aggregating $42,441,000 and $26,592,000 in the first nine months of 1995 and 1994, respectively, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of October 1, 1995, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $71,445,000 and Coltec expects that this cost will be substantially covered by insurance.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 1, 1995
                                     (Unaudited)



   With respect to the 92,500 outstanding actions as of October 1, 1995 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.


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

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   October 1, 1995
                                     (Unaudited)



   In addition to claims for personal injury, Coltec's subsidiaries have been involved in an insignificant number of property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. Based upon proceedings to date, the overwhelming majority of these claims have been resolved without a material adverse impact on Coltec. Likewise, the insignificant number of claims remaining to be resolved are not expected to have a material effect on Coltec's results of operations and financial condition.

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
                                                  October 1,    Dec. 31,
       (In thousands)                               1995          1994
       _________________________________________________________________
       Accounts and notes receivable - other      $64,626       $68,179
       Other assets                                28,907        13,119
       Accrued expenses - other                    46,464        34,099
       Other liabilities                           24,981         8,155

   With respect to environmental proceedings, Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with these sites approximates $20,000,000 at October 1, 1995, and has accrued for this amount in the Consolidated Balance Sheet as of October 1, 1995. Although Coltec is pursuing insurance recovery in connection with certain of these matters, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 1, 1995



Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following table shows financial information by industry segment for the three months and nine months ended October 1, 1995 and October 2, 1994.
                                  Three Months Ended     Nine Months Ended
                                  __________________     _________________
                                  Oct. 1,    Oct. 2,      Oct. 1,   Oct. 2,
                                   1995       1994          1995     1994
                                  _______    _______      _______   _______
                                                (In millions)
       Sales:
         Aerospace/Government     $115.8     $101.1      $  356.4   $305.5
         Automotive                110.7      119.5         368.2    381.5
         Industrial                106.0       97.5         326.4    300.8
         Intersegment elimination    (.4)       (.6)         (1.0)    (1.4)
                                  ______     ______      ________   ______
             Total                $332.1     $317.5      $1,050.0   $986.4
                                  ======     ======      ========   ======
       Operating income:
         Aerospace/Government     $ (4.9)    $ 17.5      $   27.0   $ 47.6
         Automotive                 19.8       26.8          72.2     86.3
         Industrial                 22.7       20.8          74.5     65.7
                                  ______     ______      ________   ______
             Total segments         37.6       65.1         173.7    199.6
         Corporate unallocated     (12.5)      (7.3)        (30.1)   (26.4)
                                  ______     ______      ________   ______
             Total                $ 25.1     $ 57.8      $  143.6   $173.2
                                  ======     ======      ========   ======

       Operating income for the third quarter of 1995 included a special charge of $27.0 million. This charge included $23.4 million in the Aerospace/Government segment and $3.6 million in Corporate Unallocated. Excluding this charge, third quarter and nine months of 1995 operating income for the Aerospace/Government segment would have been $18.5 million and $50.4 million, respectively; and for the total company, $52.1 million and $170.6 million, respectively.



       Results of Operations

       Three Months Ended October 1, 1995 Compared With Three Months Ended October 2, 1994.

       Earnings before extraordinary item in the third quarter of 1995 were $1.8 million, equal to 3 cents per common share, or $19.4 million, equal to 28 cents per common share, excluding a special charge of $27.0 million recorded in the third quarter. This compared with earnings before extraordinary item of $23.0 million, or 33 cents per common share, in the third quarter of 1994.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 1, 1995



       Sales for the quarter ended October 1, 1995, increased 5% to $332.1 million from $317.5 million in the like quarter last year. Operating income for the third quarter of 1995 was $25.1 million and the operating margin was 7.6%. Excluding the special charge, operating income was $52.1 million and the operating margin was 15.7%. This compared with operating income of $57.8 million and an operating margin of 18.2% in the 1994 third quarter.

       The Aerospace/Government segment reported an operating loss of $4.9 million in the third quarter of 1995. However, excluding the special charge, operating income increased 6% on a 15% sales increase. Operating income in the Automotive segment was down 26% on a 7% sales decline, while both operating income and sales in the Industrial segment were up 9%.

       In the Aerospace/Government segment, divisions serving the aerospace market reported a 9% increase in operating income, excluding the special charge, and a 10% increase in sales in the third quarter. However, the segment's operating margin continued to be impacted by higher start-up costs on the Alco engine product line at Fairbanks Morse Engine and pricing pressures. Operating results for the Automotive segment were impacted in the third quarter by the adverse pricing environment and decline in demand, while operating results in the Industrial segment continued to benefit from improved market conditions and new product introductions. Third quarter sales and earnings gains were reported by Quincy Compressor, Garlock Bearings, Garlock Mechanical Packing, Delavan Commercial Products, France Compressor Products and Garlock Valves & Industrial Plastics.

       Looking forward, operating results for the fourth quarter of 1995 are expected to improve from the third quarter but not meet the level of the 1994 fourth quarter. This will result in full-year 1995 earnings per share, excluding the special charge, declining slightly from 1994, with disappointing Automotive segment results more than offsetting the improved performances in the Aerospace/Government and Industrial segments. Operating results for 1996 are anticipated to be substantially unchanged from the 1995 level with the effects of continued competitive pricing pressures and sluggish demand in the automotive original equipment market offsetting continued strength in both the Aerospace/Government and Industrial segments.

       Following is a discussion of the results of operations for the three months ended October 1, 1995 compared with the three months ended October 2, 1994.

       Sales. In the Aerospace/Government segment sales were $115.8 million compared with $101.1 million a year ago. Fairbanks Morse Engine reported higher shipments on delivery of a Pielstick engine for the U.S. Navy Sealift program and on deliveries of Alco engines that began in 1995. Menasco reported higher sales on new programs covering the Boeing 777 aircraft and the Fokker 70 and 100 aircraft. In addition, Menasco began deliveries in the third quarter of 1995 of landing gear

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 1, 1995



       for the McDonnell Douglas F-15 fighter. This business was acquired in June 1995 from AlliedSignal Inc ("AlliedSignal"). Sales were higher at Delavan Gas Turbine Products on increased demand for fuel nozzles and overhaul services to regional airlines.

       The Automotive segment reported sales of $110.7 million in the third quarter compared with $119.5 million last year. Sales were negatively affected by the adverse pricing environment and by the decline in demand for throttle bodies, manifold assemblies, mechanical air pumps and seals from key automotive customers. Demand for Stemco's hub oil seal from the truck and trailer aftermarket was also down in the third quarter of 1995.

       In the Industrial segment, sales were $106.0 million compared with $97.5 million last year. Sales were higher at Quincy Compressor on increased shipments of rotary screw air compressors and on strong demand for compressor parts and accessories. Garlock Bearings reported higher sales on strong demand for bearings from the automotive and truck markets. At Garlock Mechanical Packing, sales were higher on improved pricing, increased demand for the gasketing product line, higher shipments in Canada and strengthening European currencies. France Compressor Products and Garlock Valves & Industrial Plastics also benefitted from stronger European currencies as well as from improving economic conditions.

       Cost of Sales. Cost of sales increased 9% in the third quarter of 1995. This increase is related to the increased volume of business and higher than expected start-up costs at Fairbanks Morse Engine on the Alco engine product line. As a percentage of sales, cost of sales increased to 69.6% from 66.5% last year.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, was up 1% in the third quarter due primarily to higher sales, offset in part by lower incentive compensation, and state and local income taxes. As a percent of sales, selling and administrative expense was 14.7% in the third quarter compared with 15.2% last year.

       Special Charge. In the third quarter of 1995, Coltec recorded a special charge of $27.0 million, primarily to cover the costs of closing the Walbar compressor blade facility in Canada. It is anticipated that this facility will be closed by the end of 1996. The charge also covered selected reductions in work force throughout the Company. The special charge includes $9.1 million for the cancellation of contractual obligations resulting from the decision to close the Walbar facility, $7.8 million for asset writedowns, $5.1 million for severance and employee-related costs and $5.0 million for other costs necessary to implement the shutdown of the Walbar facility and other actions. Charges of $5.3 million were recorded against this reserve in the third quarter of 1995.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 1, 1995



       Interest and Debt Expense, Net. Interest and debt expense, net increased $.5 million or 2% in the third quarter due to higher interest rates.

       Provision for Income Taxes. The provision for income taxes for the three months ended October 1, 1995 resulted in an effective income tax rate of 35.0% compared with 36.0% for the like period last year.



       Nine Months Ended October 1, 1995 Compared With Nine Months Ended October 2, 1994.

       Earnings before extraordinary item for the nine months ended October 1, 1995 were $49.4 million, equal to 71 cents per common share, or $66.9 million, equal to 96 cents per common share, excluding the special charge of $27.0 million. This compared with earnings before extraordinary item of $68.1 million, or 98 cents per common share, in 1994.

       Sales for the nine months of 1995, increased 6% to $1,050.0 million from $986.4 million last year. Operating income was $143.6 million and the operating margin was 13.7%. Excluding the special charge, operating income was $170.6 million and the operating margin was 16.2%. This compared with operating income of $173.2 million and an operating margin of 17.6% in 1994.

       The Aerospace/Government segment reported a 43% decline in operating income for the nine months of 1995. However, excluding the special charge, operating income increased 6% on a 17% sales increase. Operating income in the Automotive segment was down 16% on a 3% sales decline, while operating income in the Industrial segment increased 13% on a 9% sales increase.

       In the Aerospace/Government segment, higher sales and income were reported by Menasco, Delavan Gas Turbine, Fairbanks Morse Engine and Chandler Evans Control Systems. However, the segment's operating margin continued to be impacted by higher start-up costs on the Alco engine product line at Fairbanks Morse Engine and pricing pressures.
       At Walbar, pricing pressure and declining volume in its compressor blades business contributed to the decline in operating income. Operating results for the Automotive segment were impacted by the adverse pricing environment and decline in demand. Operating results in the Industrial segment continued to benefit from improved market conditions and new product introductions. Sales and earnings gains were reported for the nine months of 1995 by Quincy Compressor, Garlock Bearings, Garlock Mechanical Packing, Delavan Commercial Products, France Compressor Products and Garlock Valves & Industrial Plastics.

       Following is a discussion of the results of operations for the nine months ended October 1, 1995 compared with the nine months ended October 2, 1994.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 1, 1995



       Sales. In the Aerospace/Government segment sales were $356.4 million compared with $305.5 million a year ago. Fairbanks Morse Engine reported higher shipments of engines for U.S. Navy programs and began deliveries in 1995 of its Alco engines. Menasco reported higher sales on new programs covering the Boeing 777 aircraft and the Fokker 70 and 100 aircraft. In addition, Menasco began deliveries in the third quarter of 1995 of landing gear for the McDonnell Douglas F-15 fighter. Sales were higher at Delavan Gas Turbine Products, on increased demand for fuel nozzles and overhaul services to regional airlines, and at Chandler Evans Control Systems, on increased shipments of fuel pumps to original equipment manufacturers.

       Automotive segment sales were $368.2 million for the nine months of 1995 compared with $381.5 million last year. Sales were negatively affected by the adverse pricing environment and by the decline in demand for throttle bodies, manifold assemblies, mechanical air pumps and seals from key automotive customers. Demand for Stemco's hub oil seal from the truck and trailer aftermarket was also down in the nine months of 1995. Holley Performance Products reported higher sales on increased demand in the automotive aftermarket for performance and remanufactured carburetors.

       In the Industrial segment, sales were $326.4 million compared with $300.8 million last year. Sales were higher at Quincy Compressor on increased shipments of rotary screw air compressors and on strong demand for compressor parts and accessories. Garlock Bearings reported higher sales on strong demand for bearings from the automotive and truck markets. At Garlock Mechanical Packing, sales were higher on improved pricing, increased demand for the gasketing product line, higher shipments in Canada and strengthening European currencies. France Compressor Products and Garlock Valves & Industrial Plastics also benefitted from stronger European currencies as well as from improving economic conditions.

       Cost of Sales. Cost of sales increased 9% during the nine months ended October 1, 1995. This increase is related to the increased volume of business and higher than expected start-up costs at Fairbanks Morse Engine on the Alco engine product line. As a percentage of sales, cost of sales increased to 69.2% from 67.5% last year.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 3% due primarily to higher sales, offset in part by lower incentive compensation, and state and local income taxes. As a percent of sales, selling and administrative expense was 14.5% in 1995 compared with 14.9% last year.

       Interest and Debt Expense, Net. Interest and debt expense, net increased $.8 million or 1% in 1995 due to higher interest rates.

       Provision for Income Taxes. The provision for income taxes for the nine months ended October 1, 1995 resulted in an effective income tax rate of 35.0% compared with 36.0% for 1994.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 1, 1995



       Extraordinary Item. The extraordinary charges in both the nine months of 1995 and 1994 resulted from early retirement of debt.



       Liquidity and Financial Position

       At October 1, 1995, total debt was $977.0 million compared with $970.1 million at year-end 1994. The negative balance in shareholders' equity of $474.2 million compares with a negative balance of $525.6 million at December 31, 1994. Cash and cash equivalents were $10.8 million compared with $4.2 million at year-end 1994. Working capital was $230.5 million and the current ratio was 1.91. This compares with working capital of $189.6 million and a current ratio of 1.79 at December 31, 1994.

       In June 1995, Coltec acquired AlliedSignal's aircraft landing gear business for a purchase price of $14.0 million. The acquisition includes the development and production of landing gears for the McDonnell Douglas F/A-18 E/F fighter as well as production and product support of existing military programs including the F-15 fighter.

       During the nine months ended October 1, 1995, Coltec generated $39.9 million of cash from operating activities compared with $70.2 million last year. The lower cash generated from operations in 1995 was due primarily to lower net receipts from insurance carriers for asbestos-related matters and to the build up of inventory to support the increased level of business and new programs in the Aerospace/ Government segment. For the nine months of 1995, net receipts from insurance carriers were $8.9 million compared with $19.9 million last year. The receivable from insurance carriers for asbestos-related matters was $93.5 million and $81.3 million at October 1, 1995 and December 31, 1994, respectively, (including the current portion of $64.6 million and $68.2 million, respectively). Excluding the current receivable due from insurance carriers, receivables increased 16% to $150.6 million, reflecting the higher sales volume and receivables days outstanding increasing from 36 days at year-end 1994 to 38 days at October 1, 1995. Inventories of $235.7 million at October 1, 1995 were $37.5 million or 19% higher than the level at year-end 1994.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   October 1, 1995



PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        Coltec and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, Coltec has been notified that it is among the Potentially Responsible Parties under the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. See Note 4 of the Notes to Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

        (a)(27)  Financial Data Schedule

        (b) Coltec filed a Form 8-K dated September 15, 1995 reporting under Item 5, Other Events, announcing a third quarter charge and lower earnings expectations.

                                  S I G N A T U R E





    Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   COLTEC INDUSTRIES INC
                                                        (Registrant)



                                              by        Paul G. Schoen
                                                 _____________________________
                                                        Paul G. Schoen
                                                   Executive Vice President,
                                                           Finance
                                                 Treasurer and Chief Financial
                                                           Officer










Date:  November 13, 1995