Form 10-K
period 1995-12-31
COLTEC INDUSTRIES INC
filed 1996-03-14
CIK 201493

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
                                                    REQUIRED]
                                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                                       OR
   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                [NO FEE REQUIRED]
                                        FOR THE TRANSITION PERIOD FROM TO
                                          COMMISSION FILE NUMBER 1-7568

                           --------------------------

                             COLTEC INDUSTRIES INC
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA              13-1846375
(State of Incorporation)     (I.R.S. Employer
                            Identification No.)

    430 PARK AVENUE,
     NEW YORK, N.Y.                10022
 (Address of principal          (Zip Code)
   executive offices)

       Registrant's telephone number, including area code: (212) 940-0400
                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED
----------------------------------------------  -----------------------------
Common Stock, par value $.01 per share          New York Stock Exchange
                                                Pacific Stock Exchange
11 1/4% Debentures Due December 1, 2015         Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____
                           --------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    On March 1, 1996, there were outstanding 70,168,963 shares of the registrant's Common Stock, par value $.01 per share. On March 1, 1996, the aggregate market value of the registrant's voting stock (based on a closing price of $13.50 per share held by non-affiliates was $942,077,750. For purposes of the foregoing calculation, all directors and officers of the registrant have been deemed to be affiliates, but the registrant disclaims that any of such directors or officers is an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1995 Annual Report to its shareholders are incorporated by reference into Part I (Item 1), Part II (Items 6, 7 and 8) and
Part IV (Item 14) hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS.

    Coltec Industries Inc and its consolidated subsidiaries (together referred to as "Coltec") manufacture and sell a diversified range of highly-engineered aerospace, automotive and industrial products in the United States and, to a lesser extent, abroad. Coltec's operations are conducted through three principal segments: Aerospace/Government, Automotive and Industrial. Set forth below is a description of the business conducted by the respective divisions within
Coltec's three industry segments. The tabular five-year presentation of financial information in respect of each industry segment under the caption
"Industry Segment Information" of Coltec's 1995 Annual Report to its shareholders and the information in Note 10 of the Notes to Financial Statements of Coltec's 1995 Annual Report to its shareholders are incorporated herein by reference.

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

        OPERATING UNITS                      PRINCIPAL PRODUCTS                        PRINCIPAL MARKETS
-------------------------------    --------------------------------------    --------------------------------------
Menasco                            Aircraft  landing  gear  systems   and    Aircraft  manufacturers,  domestic and
                                    components, flight control  actuation     foreign airlines
                                    systems,  other  aircraft  components
                                    and repair and overhaul
Chandler Evans Control Systems     Fuel pumps  and  control  systems  for    Aircraft engine manufacturers
                                    aircraft engines
Walbar                             Blades,  vanes and  discs for  jet and    Aircraft  engine  and  stationary  gas
                                    other  gas  turbine  engines; protec-     turbine manufacturers
                                    tive coatings  for  gas  turbine  en-
                                    gines
Delavan Gas Turbine Products       Fuel  injectors,  spraybars  and other    Aircraft engine manufacturers
                                    components for gas turbine engines
Lewis Engineering                  Cockpit instrumentation and sensors       Commercial and  military aircraft  and
                                                                              engine manufacturers
Fairbanks Morse Engine             Large  engines powered  by diesel fuel    U.S. Navy, electric utilities
                                    or natural gas

    With reductions in domestic military spending, Coltec has placed an increasing emphasis on sales by its Aerospace/Government segment to commercial aircraft manufacturers. In addition to producing landing gear and flight control actuation systems for various Boeing, McDonnell Douglas, Lockheed Martin, Fokker, Bombardier, and other aircraft, Coltec has been awarded contracts to supply a completely integrated landing gear system for the Boeing 737-700 aircraft and derivatives and the Bombardier Dash 8-400 commuter aircraft. Coltec has also been successful in increasing its penetration of the commercial aircraft engine market, including the commuter aircraft and general aviation markets, through its Chandler Evans Control Systems Division, Walbar and Delavan subsidiaries. See "Aerospace Controls", "Aircraft Engine Components" and "Gas Turbine Products" below.

    In most of the operating units in this segment, Coltec is a leading manufacturer in the markets it services and has focused its efforts on manufacturing quality products involving a high engineering content or proprietary technology. In many cases in which Coltec developed components for use in a specific aircraft, Coltec has become the primary source for replacement parts and, in some cases, service for these products in the aftermarket. Many of the programs for which Coltec has been awarded a contract or for which Coltec has been selected as a manufacturer are subject to termination or modification. See "-- Contract Risks".

    LANDING GEAR AND FLIGHT CONTROL SYSTEMS

    Coltec, through its Menasco Aerosystems Division and its Menasco Aerospace Division of its Canadian subsidiary, Coltec Aerospace Canada Ltd. (together referred to as "Menasco"), designs, manufactures and markets landing gear systems, parts and components for medium-to-heavy commercial aircraft and for military  aircraft  and provides  spare parts  and  overhaul services  for these products.  Menasco  is  one  of  the  leading  suppliers  of  landing  gear  for medium-to-heavy commercial and military aircraft. It also designs and manufactures aircraft flight control actuation systems. Landing gear, including components, parts, and overhaul services for landing gear, accounted for 84% of Menasco's sales and 11% of Coltec's sales during 1995. For the years 1995, 1994 and 1993, commercial sales accounted for 77%, 64% and 62%, respectively, of Menasco's total sales.

    Menasco has been awarded contracts to supply the main and nose landing gear for the Boeing 777 aircraft and during 1995, 20 shipsets were delivered to The Boeing Company ("Boeing"). Delivery of landing gear for the Boeing 777 aircraft commenced in 1993. Boeing has announced that 230 firm orders and options for an additional 140 of its 777 aircraft have been placed as of December 31, 1995. Menasco has been selected by Bombardier as the supplier of the complete landing gear system for the Dash 8-400 commuter aircraft. Other commercial programs for which Menasco is currently producing landing gear and flight controls include the main and nose landing gear for the Boeing 757 aircraft, the main landing gear for the existing Boeing 737 aircraft and the new 737-600/700/800 aircraft, the nose landing gear for the Boeing 767 aircraft, the main landing gear for the McDonnell Douglas MD-80/90 aircraft and Fokker 70/100 aircraft, and nose landing gear components for the Airbus Industrie 330/340 aircraft. Menasco supplies flight controls for the Canadair RJ-601 aircraft and Fokker 70/100 aircraft.

    Menasco's military products include the main and nose landing gear for the Taiwanese Indigenous Defense Fighter being built for the Taiwanese government and it is developing the main and nose landing gear for the Lockheed F-22 Air Superiority Fighter. In addition, Menasco is supplying the nose landing gear and drag brace for the Bell/Boeing V-22 Osprey including engineering and test support. Other military programs for which Menasco is currently producing landing gear include the main and tail landing gear for the McDonnell Douglas AH-64 Apache helicopter, the F-15 aircraft and the new F/A-18E/F Navy fighter aircraft currently under development for the U.S. Navy. The latter two programs were part of the 1995 acquisition of the AlliedSignal landing gear business. Other programs include the flight controls for the McDonnell Douglas C-17 military transport and the main and nose landing gear for the F-16 and C-130 aircraft produced by Lockheed Martin Corp.

    Landing gear and flight controls are designed for specific aircraft and produced by a single manufacturer. Menasco has been the sole production supplier of this equipment for each program it has been awarded. The price of a landing gear system constitutes approximately 2% of the total cost of an aircraft.

    In addition to manufacturing and marketing aircraft landing gear and flight controls, Menasco provides complete overhaul services on a worldwide basis for landing gear and actuation systems through its overhaul facilities.

    The market for landing gear is highly competitive, with a small number of airframe manufacturers evaluating potential suppliers based on design, price and record of past performance. Menasco has made significant investments in long-term marketing to promote working relationships with customers and to enhance Menasco's engineering department's understanding of customer requirements. Menasco believes it is this engineering expertise, together with its record of on-time delivery, quality and price, which has made Menasco one of the leading producers of medium-to heavy-aircraft landing gear worldwide. Menasco's primary domestic competitor is Cleveland Pneumatic Division of The

B.F. Goodrich Company and the principal foreign competitor is Messier-Dowty of France, England and Canada. The overhaul business has become increasingly competitive. Menasco believes its competitive strengths in the overhaul business include its name, which carries a reputation for quality and service.

    Raw materials and finished products essential to Menasco's manufacturing operations are available in sufficient quantity from a reliable supplier base.

    AEROSPACE CONTROLS

    Coltec, through its Chandler Evans Control Systems Division ("Chandler Evans"), manufactures a variety of aircraft engine fuel control systems, fuel pumps and engine and aircraft components for the aerospace industry. Chandler Evans' products are highly engineered and contain proprietary technology. Principal customers for the products include gas turbine engine manufacturers, aircraft manufacturers, domestic and foreign airlines, commercial fleet operators and the military services. For the years 1995, 1994 and 1993, commercial sales accounted for 80%, 74% and 67%, respectively, of Chandler Evans' total sales.

    For the commercial aircraft engine market, Chandler Evans produces the main fuel pump for certain models of the General Electric CF-6 and CF-34 engines, both used on various commercial aircraft, and the Full Authority Digital Electronic Fuel Control System ("FADEC") for the AlliedSignal Engines LF507 engine used on the British Aerospace BAE 146 aircraft. Chandler Evans has developed a FADEC for the Allison 250 engine and deliveries began in mid-1995. Also, Chandler Evans has developed a FADEC for the LHTEC T800 helicopter engine, a joint venture of Allison Engine Company and AlliedSignal Garrett and was selected to develop the FADEC for the Allison LTS-800 commercial engine.

    For the military aircraft engine market, Chandler Evans produces the main and afterburner fuel pumps for the General Electric F-404 engine used on the McDonnell Douglas F-18 aircraft and the main fuel pump for the General Electric F-414 engine. FADEC systems are produced for AlliedSignal Engine's T-55 engines for the Boeing Chinook helicopters in service with the U.S. Army, the UK Royal Air Force and the Royal Netherlands Air Force. The hydromechanical fuel control systems for AlliedSignal Engine's T-53 engine continues in service on the Bell UH-1, Cobra and Kaman K-MAX helicopters.

    Chandler Evans is the sole source for the pumps and fuel systems described above and supports these products with aftermarket sales of spare units, parts and overhaul service. For the year 1995, 43% of Chandler Evans revenues were attributable to the aftermarket. Aftermarket sales are very significant, because proprietary programs allow Chandler Evans to realize favorable operating margins.

    Chandler Evans competes with Argo-Tech and the Aviation Division of Sundstrand Corporation in fuel pumps and with the AlliedSignal Bendix Division of AlliedSignal Inc. ("AlliedSignal") and the Hamilton Standard Division of United Technologies Corporation in fuel controls.

    AIRCRAFT ENGINE COMPONENTS

    Coltec, through its Walbar Inc subsidiary and Walbar Canada Division of Coltec Aerospace Canada Ltd. (together referred to as "Walbar"), manufactures turbine components and turbine and compressor rotating parts primarily for aircraft gas turbine engines and for land-based, marine and industrial gas turbine applications, and performs services including repairs and protective coatings for these products. Coltec believes that Walbar is one of the leading independent manufacturers of blades, turbine vanes and nozzle segments, impellers and rotating components for jet engines.

    Walbar  manufactures  products  for  various  commercial  engines  used   on
commercial and military aircraft manufactured by Boeing, Airbus Industrie, McDonnell Douglas, Bombardier, Cessna, Beech, Lear Jet and others. Walbar's blades, vanes and discs are employed on many of the leading models of turboprop, business jet and commuter aircraft currently in service. Walbar supplies a number of different turbine blades for most of the Pratt & Whitney Canada, AlliedSignal and General Electric

Company ("General Electric") engine families. These engines are designed for use on several business and regional commuter aircraft and also have military applications. Targeting the commuter aircraft market is part of Walbar's strategy of emphasizing the production of turbine engine components for commercial aircraft applications. For the years 1995, 1994 and 1993, commercial sales accounted for approximately 84%, 78% and 85%, respectively, of Walbar's total sales.

    Following the reduction in military aircraft engine funding, Walbar has focused on non-aerospace applications and has significant market share in the locomotive turbo charger and gas turbine power generation markets.

    Chromalloy American Corporation and Howmet Turbine Components Corporation provide competition in all aspects of this industry. In addition, Walbar's principal customers possess, in varying degrees, integrated production capacity for producing and servicing the components that Walbar supplies. In the aftermarket, Walbar is providing repair and overhaul services of various gas turbine components to the airlines. Walbar's proprietary protective coating technology are used by most gas turbine manufacturers.

    GAS TURBINE PRODUCTS

    Coltec, through its Delavan Inc subsidiary operating as the Delavan Gas Turbine Products Division ("Delavan"), manufactures custom engineered fuel injectors, afterburner spraybars and other fuel distribution accessories for commercial and military gas turbine engines. The primary market niche is injection equipment for the commuter and regional airline engine market.

    Delavan's products are designed and developed to customer specifications using computer-aided design and manufacturing processes and are marketed directly to engine manufacturers pursuant to production orders. Principal customers for this business segment include General Electric, AlliedSignal Engine, Pratt & Whitney Canada and Rolls Royce's Allison Engine Division.
Delavan supports these products with aftermarket sales of spare parts and overhaul services, both to the engine manufacturers and the airline users, and this is the fastest growing segment of the business. Another business segment involves the sale of fuel injection components and spare parts directly to military logistics commands in support of gas turbine engines currently in the Defense Department inventory. For the years 1995, 1994 and 1993, commercial sales accounted for 75%, 78% and 69%, respectively, of Delavan's total sales.

    Delavan competes worldwide with Parker-Hannifin Corporation and Fuel Systems Textron. Competitive pressure is focused on price in the original equipment manufacturer ("OEM") segment of the business and on price and delivery in the aftermarket segment. While not a major factor in the large, commercial airline engine market, Delavan has, by far, the leading market share position in the commuter, business jet and regional airline engine fuel injection market segment.

    AIRCRAFT INSTRUMENTATION

    Coltec, through its Lewis Engineering Company, designs, develops and produces electro-mechanical and electronic instrumentation for aircraft cockpits and temperature sensors for aircraft and engine systems. Lewis competes with several manufacturers of aircraft instruments.

    ENGINES

    Coltec, through its Fairbanks Morse Engine Division ("Fairbanks Morse"), manufactures and markets large, heavy-duty diesel, gas and dual-fuel engines and parts for such engines. Fairbanks Morse manufactures engines in conventional "V" and in-line opposed piston configurations which are used as power drives for compressors, large pumps and other industrial machinery, for marine propulsion and for stationary and marine power generation. Engines are offered from 4 to 18 cylinders, ranging from 640 to 29,320 horsepower. Such products are sold in the domestic market primarily through regional sales offices and field sales engineers and in foreign markets through the domestic sales network and foreign sales representatives. Parts are sold primarily through factory and regional sales offices. In 1995, 59% of Fairbanks Morse's sales were for replacement parts and service for Fairbanks Morse engines.

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

    Under the U.S. Navy Sealift program, Fairbanks Morse has received orders valued at approximately $80 million to produce sixteen PC4.2 engines and related equipment that will propel four ships with options to produce engines for two to four additional ships. Two of these engines were shipped in 1995 and the remaining engines are scheduled to be delivered through 1998.

    In 1994, Fairbanks Morse acquired the Alco engine business from General Electric Transportation Systems to provide parts and service for approximately 8,000 existing engines worldwide and obtained a preferred supplier agreement to manufacture these engines and parts for General Electric's locomotive needs. In 1995, 22 Alco locomotive engines built by Fairbanks Morse were delivered to the Pakistan Railway.

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

AUTOMOTIVE

    Coltec's Automotive segment manufactures and markets fuel injection assemblies and components, transmission controls, engine induction systems and components, steering controls, suspension controls, emission control air pumps, oil pumps and seals for original equipment manufacturers and the replacement parts market. The operating units, principal products and principal markets of the Automotive segment are as follows:

        OPERATING UNITS                      PRINCIPAL PRODUCTS                        PRINCIPAL MARKETS
-------------------------------    --------------------------------------    --------------------------------------
Holley Automotive                  Engine  induction  system  components,    Automotive manufacturers
                                    transmission   controls,   electronic
                                    actuators, suspension controls,
                                    steering controls  and  air  and  oil
                                    pumps
Holley Performance Products        New,  replacement,  remanufactured and    Automotive  manufacturers,   wholesale
                                    performance carburetors, and              distributors    and    retailers   in
                                    electronic fuel injection components      replacement markets
Farnam Sealing Systems             Gaskets and seals                         Automotive industry
Stemco Truck Products              Oil   seals,   exhaust   systems   and    Fleet  truck  operators,  truck  parts
                                    hubodometers                              distributors
Performance Friction Products      Transmission synchronizers                Automotive and truck manufacturers

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

AUTOMOTIVE PRODUCTS

    Coltec, through its Holley Automotive Inc and Coltec Automotive Inc subsidiaries operating as the Holley Automotive Division ("Holley"), designs and manufactures engine induction components and systems, electrohydraulic control devices for transmissions, suspensions and steering systems, transmission modulators, air and oil pumps and other automotive products used on passenger cars and trucks. These products are sold directly to original equipment manufacturers, Chrysler Corporation ("Chrysler"), Ford Motor Company ("Ford") and General Motors.

    Holley currently produces all of the multi-point throttle bodies used on Chrysler's 2.4L, 3.0L and 3.3L engines. These six-cylinder engines propel vehicles including Plymouth Voyager, Chrysler Town and Country and Dodge Caravan minivans. Holley also is the sole source of the upper intake module assembly for the Chrysler LH mid-size sedans (the Chrysler Concorde and LHS, Dodge Intrepid and Eagle Vision) equipped with the 3.5L engine. Holley supplies the throttle body assemblies for the four-cylinder 2.4L and six-cylinder 2.5L Chrysler Stratus and Dodge Cirrus.

    Holley is the sole supplier of two-bore throttle body assemblies for Chrysler's Dodge Ram pick-up truck and large vans for the 3.9L, 5.2L, 5.9L and 8.0L engines. Holley also manufactures the 5.2L throttle body assembly for the Jeep Grand Cherokee.

    In the non-fuel area, Holley currently supplies aneroid and non-aneroid modulators to the General Motors Powertrain Division. Applications in the transmission controls area include Saturn vehicles equipped with automatic transmission, Ford Mondeo, Contour and Mercury Mystique and General Motors Cadillac, Aurora, light trucks and front-wheel drive passenger cars.

    Holley produces mechanical and electric air pumps that supply additional air to the exhaust system which enhances the oxidation process and reduces pollutants emitted into the atmosphere designed to meet federal clean air regulations. The mechanical air pump is presently used in full size truck and van applications. The electric air pump is presently used on the Ford Taurus, Mercury Sable, Ford Mustang, Lincoln Continental and Mark VIII.

    Holley is a supplier of oil pumps to Ford. Current sourcing includes modular V-8 pumps used on vans and medium and light trucks. Car applications include all large Ford and Mercury/Lincoln vehicles as well as the Lincoln Continental and Mark VIII. Holley oil pumps are also used on the Contour/Mystique, Taurus/Sable and Escort. In addition, Holley provides the oil pump that is used on the Zetec engine in Mexico, Germany and the United Kingdom.

    Coltec, through its Holley Performance Products Inc subsidiary operating as the Holley Performance Products Division, manufactures and markets fuel injection components and other fuel metering devices and controls such as intake manifolds, electric fuel pumps, emission control devices, and engine and road speed governors, new and remanufactured automotive and marine carburetors, remanufactured automotive air conditioning units, carburetor parts and repair kits, mechanical fuel pumps, valve covers and related engine components under the Holley name. Holley carburetors and components are used in domestic and foreign vehicles and marine engines and are sold directly to OEM's, principally Chrysler, Ford, General Motors and Outboard Marine Corporation, and, through distributors and mass merchandisers to the parts and replacement market.

    In the domestic market, these Divisions compete principally with Ford, General Motors and several independent manufacturers. To date, Coltec has not been a significant supplier to foreign vehicle manufacturers.

    TRUCK PRODUCTS AND SEALING SYSTEMS

    Coltec, through its Stemco Inc subsidiary operating as the Stemco Truck Products Division ("Stemco"), is one of the leading domestic manufacturers of wheel lubrication systems for heavy-duty trucks. Stemco also produces mileage recording devices (hubodometers) and exhaust systems for the heavy-duty truck, medium-duty truck and school bus markets and manufactures moisture ejectors and other related products for vehicle and stationary air systems. Approximately 80% of Stemco revenues are derived from replacement parts. Stemco, through its Performance Friction Products Operation, manufactures a line of fluorocarbon friction materials, a line of carbon-based friction materials and synchronizers and clutch plates for transmissions, transfer cases and wet brakes for use in trucks, off highway equipment and passenger cars. Coltec, through its Farnam Sealing Systems Inc subsidiary operating as the Farnam Sealing Systems Division, manufactures and markets automotive and industrial gaskets, seals and other sealing system products for engines, fuel systems and transmissions. Stemco's truck products and Farnam's sealing systems include highly-engineered proprietary products.

INDUSTRIAL

    In the Industrial segment, Coltec, through its Garlock Inc, Coltec Industrial Products Inc and Garlock Bearings Inc subsidiaries, is a leading manufacturer of industrial seals, gaskets, packing products and self-lubricating bearings and, through its Delavan Inc and Delavan-Delta, Inc. subsidiaries, is a producer of technologically advanced spray nozzles for agricultural, home heating and industrial applications. Coltec also produces air compressors for manufacturers. The operating units, principal products and principal markets of the Industrial segment are as follows:

        OPERATING UNITS                      PRINCIPAL PRODUCTS                        PRINCIPAL MARKETS
-------------------------------    --------------------------------------    --------------------------------------
Garlock Mechanical Packing         Seals,   gaskets,  packings   and  ex-    Chemical, pulp  and  paper,  utilities
                                    pansion joints                            and industrial manufacturers
Garlock Valves & Industrial        Valves, PTFE sheet and tape               Chemical,  pulp  and  paper, utilities
 Plastics                                                                     and industrial manufacturers
France Compressor Products         Compressor valves and seals               Compressor manufacturers and users and
                                                                              energy and refining industries
Garlock Bearings                   Self-lubricating metal backed bearings    Industrial   and   automotive    manu-
                                    and materials                             factures
Delavan Commercial Products        Industrial,  agricultural, and heating    Industrial  and  agricultural   opera-
                                    unit spray nozzles                        tions,  oil  burner  manufacuters and
                                                                              replacement market
Ortman Fluid Power                 Hydraulic and pneumatic cylinders         Industrial manufacturers and users
Haber and Sterling                 Cold-forming dies  and  thread-rolling    Fastener and automotive manufacturers
                                    dies
FMD Electronics                    Electronic  ignition systems and level    Industrial manufacturers
                                    control instruments
Quincy Compressor                  Helical screw  and  reciprocating  air    Manufacturing    and   oil   and   gas
                                    compressors                               industries

    Coltec's Industrial segment manufactures and markets a wide range of products for use in various industries. In this segment, Coltec's strategy has involved developing high quality products, capitalizing on brand name recognition, targeting specific, well-defined markets and building good distribution systems.

    SEALS, PACKINGS AND GASKETING MATERIAL

    Garlock Inc operating as the Garlock Mechanical Packing Division ("Garlock") is a leading manufacturer of industrial seals, gasketing material and gasket assemblies and packing products.

    Manufacturing processes involve rubbers, metals, textiles, chemicals, aramid fibers, carbon fibers, or a combination of the same. Garlock has been a leader in using advanced technology to develop new products, including its GYLON line of products, and in converting to asbestos-free products. Approximately 95% of the gasketing and packing materials currently manufactured by Garlock worldwide are asbestos-free. Because the raw materials for Garlock's products are widely available, the seals, gasketing materials and packings business of Garlock is not dependent on a limited number of suppliers.

    Garlock's seals, gasketing material and packings are marketed through sales personnel, sales representatives, agents and distributors to numerous industrial customers involved principally in the petroleum, steel, chemical, food processing, power generation and pulp and paper industries.

    Most seals, gasketing material and packings wear out during the life of the product in which they are incorporated. Accordingly, the service and replacement market for these products is significant. In 1995, the service and replacement market accounted for approximately 80% of Garlock's sales of seals, gasketing material and packings.

    Manufacturers in this market compete on the basis of price and aftermarket services. Garlock's extensive distribution network, and its leadership in product development, have contributed to the establishment of what Coltec believes to be its leading position in the market for seals, gasketing products and packings.

    BEARINGS, VALVES, COMPRESSOR PRODUCTS, PLASTICS, NOZZLES, CYLINDERS, FORMING TOOLS, IGNITION SYSTEMS AND LEVEL CONTROLS

    Coltec, through its 80% owned subsidiary Garlock Bearings Inc, is a leading manufacturer of steel-backed and fiberglass-backed self-lubricating bearings and bearing materials primarily for the automotive, truck, agricultural and construction markets. Coltec, through its Coltec Industrial Products Inc subsidiary operating as the Garlock Valves & Industrial Plastics Division, manufactures polytetrafluoroethylene ("PTFE") lined butterfly and plug valves and components and PTFE tapes.

    Coltec, through its Coltec Industrial Products Inc subsidiary operating as the France Compressor Products Division ("France"), manufactures and markets rod packings, piston rings, valves and components for reciprocating gas and air compressors used primarily in the hydrocarbon and petrochemical processing industries. These products withstand high temperature, corrosive environments, prevent leakage, limit fugitive emissions and exclude contaminants from rotating and reciprocating machinery and seal joints. France believes it is a leading supplier of premium components in the aftermarket, where it competes primarily with C. Lee Cook and Cook Manley, subsidiaries of Dover Corporation, and Hoerbinger Corporation of America Inc.

    Coltec, through its Delavan Inc and Delavan-Delta, Inc. subsidiaries operating as the Delavan Commercial Products Division, manufactures and markets spray nozzles and accessories for the agricultural, industrial and home heating markets. These products are sold to OEM's, distributors and other end-users. Coltec believes that Delavan Commercial Products Division is one of the leading manufacturers of spray nozzles for residential oil-fired burners.

    Coltec, through its Coltec Industrial Products Inc subsidiary operating as the Ortman Fluid Power Operation, manufactures hydraulic and pneumatic cylinders in bore diameter sizes from 1 1/2 to 24 inches. Coltec, under the Sterling and Haber names, manufactures and markets a wide variety of thread rolling dies and metal forming tools. Sales of these products are primarily made directly to consumers. Competition for such products is provided by numerous companies.

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

    In the domestic market for small, industrial, reciprocating air compressors, competitors include the Gardner-Denver Division of Cooper Industries, Inc., Sullair Corp., Ingersoll-Rand Company, Atlas Copco Compressor Inc, Le Roi Industries Inc. and Campbell-Hausfeld Division of The Scott Fetzer Co.

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

    Coltec's manufacturing and marketing activities in Canada are carried on through subsidiaries. Coltec Aerospace Canada Ltd., an indirect wholly owned subsidiary of Coltec, manufactures landing gear systems and aircraft flight controls, provides overhaul service for these systems and controls for Canadian and other customers and manufactures turbine components and turbine and compressor rotating parts primarily for aircraft gas turbine engines. Garlock of Canada Ltd., a wholly owned subsidiary of Garlock Inc, manufactures and markets seals, gasketing material, packings and truck products. It also markets parts for Fairbanks Morse diesel engines and accessories as well as other products for use in Canada and for export to other countries.

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

    For financial information on operations by geographic segments, see Note 10 of the Notes to Financial Statements of Coltec's 1995 Annual Report to its shareholders incorporated herein by reference.

    Coltec's contracts with foreign nations for delivery of military equipment, including components, are subject to deferral or cancellation by United States Government regulation or orders regulating sales of military equipment abroad. Any such action on the part of the United States Government could have an adverse effect on Coltec.

SALES TO THE MILITARY AND BY CLASS OF PRODUCTS

    Sales to the military and other branches of the United States Government, primarily in the Aerospace/Government segment, were 10%, 11% and 14% of total Coltec sales in 1995, 1994 and 1993, respectively. During the last three fiscal years, landing gear systems was the only class of similar products that accounted for at least 10% of total Coltec sales. In each of 1995, 1994 and 1993, sales of landing gear systems constituted 11% of total Coltec sales.

BACKLOG

    At December 31, 1995, Coltec's backlog of firm unfilled orders was $727.7 million compared with $668.8 million at December 31, 1994. Of the $727.7 million backlog at December 31, 1995, approximately $268.3 million is scheduled to be shipped after 1996.

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

RESEARCH AND PATENTS

    Most divisions of Coltec maintain staffs of manufacturing and product engineers whose activities are directed at improving the products and processes of Coltec's operations. Manufactured and development products are subject to extensive tests at various divisional plants. Total research and development cost, including product development, was $25.6 million for 1995, $23.8 million for 1994 and $22.1 million for 1993. Coltec presently has approximately 410 employees engaged in research, development and engineering activities.

    Coltec owns a number of United States and other patents and trademarks and has granted licenses under some of such trademarks. Management does not consider the business of Coltec as a whole to be materially dependent upon any patent, patent right or trademark.

EMPLOYEE RELATIONS

    As of December 31, 1995, Coltec had approximately 9,600 employees, of whom approximately 4,000 were salaried. Approximately 40% of the hourly employees are represented by unions for collective bargaining purposes. Union agreements relate, among other things, to wages, hours and conditions of employment, and the wages and benefits furnished are generally comparable to industry and area practices.

    Two collective bargaining agreements covering approximately 365 hourly employees were renegotiated in 1995. In 1996, one collective bargaining agreement covering approximately 510 hourly employees has been renegotiated and seven collective bargaining agreements covering approximately 1,090 hourly employees are due to expire. Coltec considers the labor relations of Coltec to be satisfactory, although Coltec does experience work stoppages from time to time.

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

    For litigation relating to labor and other matters, see Item 3. "Legal Proceedings -- Other Litigation."

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

                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT/MATERIAL
      NAME AND AGE                      POSITIONS HELD DURING PAST FIVE YEARS
-------------------------    ------------------------------------------------------------
John M. Cybulski (59)        Senior Vice  President,  Aerospace  since  May  1991.  Group
                              President  from  prior to  1991 to  May 1991.  President of
                              Menasco Aerospace Ltd., a subsidiary of Coltec, from  prior to 1990 to June 1991.
Richard L. Dashnaw (59)      Senior Vice President, Group Operations and President of the
                              Fairbanks  Morse Engine Division  since January 1994. Group
                              President and  President  of  the  Fairbanks  Morse  Engine
                              Division  from February 1991 to December 1993. President of the Fairbanks Morse Engine Division  from prior to 1991  to
                              February 1991.
John W. Guffey, Jr. (58)     Chairman  of the Board of Directors, Chief Executive Officer
                              and President  since  February 1995.  President  and  Chief
                              Operating  Officer from May 1991 to January 1995. President of the  Mechanical Packing  Division  of Garlock  Inc  from prior  to 1991 to  May 1991. Group  President from prior to
                              1991 to May 1991.
Laurence H. Polsky (52)      Executive Vice President, Administration since January 1994.
                              Senior Vice President,  Administration from  April 1992  to
                              December   1993.  Vice  President,   Personnel  for  Cooper
                              Industries, Inc., a diversified manufacturing company, from prior to 1991 to April 1992.
Paul G. Schoen (51)          Executive  Vice  President,  Finance;  Treasurer  and  Chief
                              Financial   Officer   since  January   1994.   Senior  Vice
                              President, Finance; Treasurer  and Chief Financial  Officer
                              from  May 1991 to December  1993. Senior Vice President and
                              Controller from January 1991 to May 1991.
Robert J. Tubbs (48)         Senior Vice President, General  Counsel and Secretary  since
                              November  1995. Senior  Vice President  and General Counsel
                              since  March  1995.  General  Counsel-Operations  of   Olin
                              Corporation  ("Olin"), a chemical  and metals manufacturing company, from  May 1993  to February  1995. Deputy  General
                              Counsel of Olin from prior to 1991 to May 1993.

    All officers serve at the pleasure of the Board. None of the executive officers or directors of Coltec is related to any other executive officer or director by blood, marriage or adoption.

ITEM 2.  PROPERTIES.

    Coltec operates 62 manufacturing plants in 22 states and in Canada, Mexico, France, the United Kingdom, Australia and Germany. In addition, Coltec has other facilities throughout the United States and in various foreign countries, which include sales offices, repair and service shops, light manufacturing and assembly facilities, administrative offices and warehouses.

    Certain information with respect to Coltec's principal manufacturing plants that are owned in fee, all of which (other than Palmyra, New York) are encumbered pursuant to the 1994 Credit Agreement between Coltec and certain banks and related security documents, is set forth below:

                                                               APPROXIMATE
                                                                NUMBER OF       APPROXIMATE
SEGMENT                                 LOCATION               SQUARE FEET        ACREAGE
--------------------------  --------------------------------  --------------   --------------
Aerospace/Government......  Beloit, Wisconsin                     856,000             73
                            West Hartford, Connecticut (a)        492,000             79
                            Ft. Worth, Texas                      394,000             43
                            Oakville, Ontario                     238,000             14
                            Mississauga, Ontario                  141,000              7
Automotive................  Bowling Green, Kentucky               480,000             60
                            Longview, Texas                       265,000             52
                            Water Valley, Mississippi             221,000             59
                            Sallisaw, Oklahoma                    220,000             53
Industrial................  Palmyra, New York                     691,000            139

------------------------
(a) Approximately 238,000 square feet are utilized by the Aerospace/Government segment with the balance leased.

    In addition to above facilities, certain manufacturing activities of some industry segments are conducted within leased premises, the largest of which is in the Industrial segment, located in Quincy, Illinois, and covers approximately 173,000 square feet. Some of these leases provide for options to purchase or to renew the lease with respect to the leased premises.

    Coltec's total manufacturing facilities presently being utilized aggregate approximately 6,200,000 square feet of floor area of which approximately 5,400,000 square feet of area are owned in fee and the balance is leased.

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

ITEM 3.  LEGAL PROCEEDINGS.

ASBESTOS LITIGATION

    As of December 31, 1995 and 1994, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 105,300 and 76,700 actions, respectively, (including approximately 4,900 and 3,300 actions, respectively, in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of asbestos fibers. Through December 31, 1995, approximately 131,200 of the approximately 236,500 total actions brought have been settled or otherwise disposed.

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

    Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation, and on substantially the same basis that it has resolved the issues with its other carriers.

    Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. During 1995, 1994 and 1993, two subsidiaries of Coltec received approximately 44,000, 29,800 and 27,400 new actions, respectively. Payments were made with respect to asbestos liability and related costs aggregating $56,739,000 in 1995, $46,374,000 in 1994, and $38,677,000 in 1993, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of December 31, 1995, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $59,241,000 and Coltec expects that this cost will be substantially covered by insurance.

    With respect to the 100,400 outstanding actions as of December 31, 1995 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

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

    In addition to claims for personal injury, Coltec's subsidiaries have been involved in an insignificant number of property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. Based upon the proceedings to date, the overwhelming majority of these claims have been resolved without a material adverse impact on Coltec, Likewise, the insignificant number of claims remaining to be resolved are not expected to have a material effect on Coltec's results of operations and financial condition.

ENVIRONMENTAL REGULATIONS

    Coltec and its subsidiaries are subject to numerous federal, state and local environmental laws. For example, the Clean Air Act Amendments regulate emissions at certain of Coltec's facilities. In connection with the Clean Air Act Amendments, Coltec will be required to make capital expenditures for equipment to control emissions of hazardous air pollutants. In addition, certain of Coltec's facilities will be required to obtain air emission control permits. Coltec has made a determination of the impact on its operations of the Clean Air Act Amendments. Based upon this determination, Coltec believes that it will not be at a competitive disadvantage in complying with the Clean Air Act Amendments and that any costs to comply with the Clean Air Act Amendments will not have a material effect on Coltec's results of operations and financial condition.

    Coltec and its subsidiaries also incur costs on a recurring basis for the treatment, storage and disposal of hazardous materials generated at Coltec's facilities in order to comply with the federal Resource Conservation and Recovery Act of 1976, and its analogous state statutes. Coltec does not believe that such costs have, nor will they have, a material effect on Coltec's results of operations and financial condition.

    Coltec has  been  notified that  it  is among  the  Potentially  Responsible
Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Among the sites where Coltec or its subsidiaries have been designated a PRP are:
Clare Municipal Well Fields, Clare, Michigan; Quincy Municipal Landfills #2 and #3, Quincy, Illinois; Byron Barrel and Drum, Byron, New York; Operating Industries, Inc., Monterey Park, California; San Fernando Valley Site, Glendale, California; Lake of Isles, Connecticut and Hardage Landfill, Criner, Oklahoma. Coltec is also working with various state authorities to investigate and remediate certain properties that are or were the site of Coltec's operations. Among such sites are: Liberty Industrial Finishing Site, Farmingdale, New York; Holley Automotive properties in Water Valley, Mississippi and Paris, Tennessee; Fairbanks Morse Engine property, Beloit, Wisconsin; Walbar Inc, Arizona Tempe Facility in Chandler, Arizona; former Pratt & Whitney Cutting Tool property, Hinsdale, New Hampshire; former Precision Seals property, Gastonia, North Carolina; and former Central Moloney properties in Arcadia, Florida, and Pine Bluff, Arkansas. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with these sites approximates $20.0 million at December 31, 1995, and has accrued for this amount in the Consolidated Balance Sheet as of December 31, 1995. Although Coltec is pursuing insurance recovery in connection with certain of these matters, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter.

OTHER LITIGATION

    In September 1983, the local employees' union at Menasco Canada Ltee. (now Coltec Aerospace Canada Ltd.) ("Menasco Canada"), a federation of trade unions and several member-employees filed a complaint in the Province of Quebec Superior Court against Menasco Canada, alleging, among other things, an illegal lock-out, failure to negotiate in good faith, interference with the affairs of the union and various violations of local law. The plaintiffs are collectively seeking approximately Cdn. $14.0 million in damages, and Menasco Canada has filed a cross-claim for Cdn. $21.0 million and has closed its operations in Quebec Province. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

    On September 24, 1986, approximately 150 former salaried employees of Crucible Inc (a former subsidiary of Coltec) commenced an action claiming benefits under a plant shutdown plan that had been created in 1969 (George Henglein v. Colt Industries Operating Corporation Informal Plan for Plant Shutdown Benefits for Salaried Employees, U.S. District Court for the Western District of Pennsylvania, 86-cv-02021). Future eligibility of any employee for such Plan was eliminated by Crucible Inc in November 1972. Plaintiffs claim that they did not receive notice of such termination and therefore were entitled to benefits in 1982 when the Midland steel-making facility closed. Following a non-jury trial in the U.S. District Court for the Western District of Pennsylvania, defendant's motion to dismiss was granted and the plaintiffs appealed. The Court of Appeals for the Third Circuit remanded the case to the District Court directing it to make specific findings of fact and conclusions of law and also found for the defendant on the jurisdiction of the District Court. The defendants' motion to dismiss was granted by the District Court, appealed to the Third Circuit Court of Appeals and remanded to the District Court for additional findings of fact. On February 10, 1994, the District Court dismissed the plaintiffs' complaint and the plaintiffs appealed to the Third Circuit Court of Appeals. On September 26, 1994, the Third Circuit Court of Appeals remanded the case to the District Court and on November 4, 1994 denied the defendant's request for a rehearing. Defendant's petition to the U.S. Supreme Court for a writ of certiorari and its motion to dismiss were denied in 1995. The District Court has ordered a new trial to commence in May 1996 or, alternatively, in July 1996. Coltec does not believe that this action will have a material effect on Coltec's results of operations and financial condition.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Coltec's Common Stock (symbol COT) is listed on the New York and Pacific Stock Exchanges. The high and low prices of the stock for each quarter during 1995 and 1994 were as follows:

                                                1995              1994
                                          ----------------  ----------------
                                           HIGH      LOW     HIGH      LOW
                                          -------  -------  -------  -------
First quarter...........................   17 3/8   15 3/8  21 7/8   18 3/4
Second quarter..........................   18 3/4   16 3/4  20 1/2   18 1/4
Third quarter...........................   18 1/8   11 1/8  19 7/8   18 1/8
Fourth quarter..........................   12 1/4   10 1/8  19       16

    At December 31, 1995, there were 493 shareholders of record. No dividends were paid in 1995 and 1994, and no dividends are expected to be paid in 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

    The five year tabular presentation under the caption "Selected Financial Data" of Coltec's 1995 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information under the caption "Financial Review" of Coltec's 1995 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The "Quarterly Sales and Earnings" information in Note 12 of the Notes to Financial Statements of Coltec's 1995 Annual Report to its shareholders and the Consolidated Balance Sheet, the Consolidated Statement of Earnings, the
Consolidated Statement of Cash Flows, the Consolidated Statement of Shareholders' Equity, the Notes to Financial Statements, Report of Management and the Report of Independent Public Accountants of Coltec's 1995 Annual Report to its shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information under the caption "Election of Directors" in Coltec's Proxy Statement for its 1996 Annual Meeting of Shareholders is herein incorporated by reference. In respect of information as to Coltec's executive officers, see the information under the caption "Executive Officers of the Registrant" under Item 1 of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

    The text and tabular information under the caption "Executive Compensation and Other Information" in Coltec's Proxy Statement for its 1996 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in Coltec's Proxy Statement for its 1996 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information under the caption "Compensation Committee Interlocks and Insider Participation" in Coltec's Proxy Statement for its 1996 Annual Meeting of Shareholders is herein incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

        (1) Financial Statements (incorporated by reference from the 1995 Annual Report to Shareholders): Consolidated Balance Sheet at December 31, 1995 and 1994; Consolidated Statement of Earnings for the Three Years ended December 31, 1995; Consolidated Statement of Cash Flows for the Three Years ended December 31, 1995; Consolidated Statement of Shareholders' Equity for the Three Years Ended December 31, 1995; Notes to Financial Statements; Report of Management; and Report of Independent Public Accountants.

        (2) Financial Statement Schedules listed in the Index to Financial Statement Schedules on page S-1 hereof.

        (3) The exhibits required by Item 601 of Regulation S-K as listed in the accompanying exhibit index commencing on page I-1 hereof.

    (b) No reports on Form 8-K were filed by Coltec during the last quarter of the period ending December 31, 1995.

    (c) Exhibits 4.16, 4.17, 10.8, 10.9, 10.10, 10.17, 10.20, 10.21, 12.1, 13.1,
21.1, 23.1 and 27.1 are filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Coltec Industries Inc
                                          (Registrant)

Date: March 14, 1996                      By:    /s/ PAUL G. SCHOEN
                                          ----------------------------------------
                                                       Paul G. Schoen
                                                  EXECUTIVE VICE PRESIDENT
                                                   FINANCE AND TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities noted on March 14, 1996.

           NAME AND TITLE                            NAME AND TITLE
------------------------------------    ----------------------------------------

       /s/ JOSEPH R. COPPOLA                         /s/ JOEL MOSES
------------------------------------    ----------------------------------------
         Joseph R. Coppola                             Joel Moses
              DIRECTOR                                  DIRECTOR

      /s/ JOHN W. GUFFEY, JR.                      /s/ PAUL G. SCHOEN
------------------------------------    ----------------------------------------
        John W. Guffey, Jr.                          Paul G. Schoen
  DIRECTOR, CHAIRMAN OF THE BOARD,         DIRECTOR, EXECUTIVE VICE PRESIDENT
    CHIEF EXECUTIVE OFFICER AND             FINANCE AND TREASURER (PRINCIPAL
             PRESIDENT                     FINANCIAL AND ACCOUNTING OFFICER)

       /s/ DAVID I. MARGOLIS                     /s/ RICHARD A. STUCKEY
------------------------------------    ----------------------------------------
         David I. Margolis                         Richard A. Stuckey
              DIRECTOR                                  DIRECTOR

    /s/ J. BRADFORD MOONEY, JR.
------------------------------------
      J. Bradford Mooney, Jr.
              DIRECTOR

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                     PAGE
FINANCIAL STATEMENT SCHEDULES                                       NUMBER
------------------------------------------------------------------  ------
II    Valuation and Qualifying Accounts for the three years ended
--     December 31, 1995..........................................   S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coltec Industries Inc:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Coltec Industries Inc and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
New York, N.Y.
January 22, 1996

                                                                 SCHEDULE II
                                                                1995, 1994 AND
                                                                     1993

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                        COLUMN C
                                                                 -----------------------
                                                     COLUMN B           ADDITIONS                           COLUMN E
                                                    ----------   -----------------------                   ----------
                     COLUMN A                       BALANCE AT   CHARGED TO   CHARGED TO     COLUMN D      BALANCE AT
--------------------------------------------------  BEGINNING    COSTS AND      OTHER      -------------     END OF
DESCRIPTION                                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS (1)    PERIOD
--------------------------------------------------  ----------   ----------   ----------   -------------   ----------
1995
  Valuation accounts deducted from assets --
    Allowance for doubtful accounts...............  $  4,124     $    327     $     --     $       277     $  4,174
                                                    ----------   ----------        ---     -------------   ----------
                                                    ----------   ----------        ---     -------------   ----------
    Reserve for potential losses from excess and
     slow-moving inventories......................  $ 15,576     $  7,794     $     --     $     6,833     $ 16,537
                                                    ----------   ----------        ---     -------------   ----------
                                                    ----------   ----------        ---     -------------   ----------

1994
  Valuation accounts deducted from assets --
    Allowance for doubtful accounts...............  $  4,170     $    229     $     --     $       275     $  4,124
                                                    ----------   ----------        ---     -------------   ----------
                                                    ----------   ----------        ---     -------------   ----------
    Reserve for potential losses from excess and
     slow-moving inventories......................  $ 18,086     $  4,595     $     --     $     7,105     $ 15,576
                                                    ----------   ----------        ---     -------------   ----------
                                                    ----------   ----------        ---     -------------   ----------

1993
  Valuation accounts deducted from assets --
    Allowance for doubtful accounts...............  $  4,614     $    335     $     --     $       779     $  4,170
                                                    ----------   ----------        ---     -------------   ----------
                                                    ----------   ----------        ---     -------------   ----------
    Reserve for potential losses from excess and
     slow-moving inventories......................  $ 16,789     $  6,379     $     --     $     5,082     $ 18,086
                                                    ----------   ----------        ---     -------------   ----------
                                                    ----------   ----------        ---     -------------   ----------

------------------------
Note:
(1) Deductions are for the purposes for which the valuation accounts were created.

                               INDEX TO EXHIBITS

EXHIBITS
-------
   3.1   Amended and Restated Articles of Incorporation of Coltec, filed as
          Exhibit  3.1 to Coltec's Registration  Statement on Form S-2 (No.
          33-44846)   (the   "Form   S-2   Registration   Statement")   and
          incorporated herein by reference.
   3.2   By-laws  of Coltec filed as Exhibit  3.2 to Coltec's Annual Report on Form 10-K  for the  fiscal year  ended December  31, 1994  and incorporated herein by reference.
   4.1   Form of Senior Securities Indenture, dated as of December 1, 1985, between  Coltec  and  Mellon  Bank, N.A.,  as  Trustee,  filed as
          Exhibit 4.1 to Coltec's Registration  Statement on Form S-3  (No.
          33-1811) and incorporated herein by reference.
   4.2   Agreement  of Resignation, Appointment and Acceptance, dated as of
          May 10, 1991, by and among Coltec, Mellon Bank, N.A. and The Bank of New York, filed  as Exhibit 4.3 to  the Form S-2  Registration
          Statement and incorporated herein by reference.
   4.3   Specimen  certificate for 11 1/4% Debentures Due December 1, 2015, filed as Exhibit 4.14 to Coltec's Registration Statement on  Form
          S-2  and  S-3  (Nos.  33-8585  and  33-1811)  the  ("Form S-2/S-3
          Registration Statement") and incorporated herein by reference.
   4.4   Supplemental Indenture, dated as of April 1, 1992, between  Coltec and  The Bank  of New  York, as  Trustee, relating  to the Senior
          Securities Indenture,  dated  as  of December  1,  1985,  between
          Coltec  and Mellon Bank, N.A., as  the original Trustee, filed as
          Exhibit 6 to Coltec's Current Report  on Form 8-K dated April  1,
          1992 (the "Form 8-K") and incorporated herein by reference.
   4.5   Credit  Agreement,  dated  as  of  March  24,  1992  (the  "Credit
          Agreement") among  Coltec and  the financial  institutions  party thereto,  Bankers  Trust  Company,  Manufacturers  Hanover  Trust
          Company, Barclays Bank PLC, New  York Branch and Credit  Lyonnais
          New  York  Branch,  as  Agents,  and  Bankers  Trust  Company, as
          Administrative Agent, filed  as Exhibit 4.13  to Coltec  Holdings
          Inc.'s  Annual  Report on  Form 10-K  for  the fiscal  year ended
          December 31, 1991 and incorporated herein by reference.
   4.6   First Amendment,  dated  as  of  April  1,  1992,  to  the  Credit
          Agreement,  dated as of March 24, 1992, filed as Exhibit 3 to the
          Form 8-K and incorporated herein by reference.
   4.7   Second Amendment,  dated  as  of  April 8,  1992,  to  the  Credit
          Agreement, filed as Exhibit 4.7 to Coltec's Annual Report on Form
          10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
   4.8   Third  Amendment and Waiver, dated as of September 3, 1992, to the
          Credit Agreement, filed as Exhibit 4.8 to Coltec's Annual  Report on  Form 10-K  for the  fiscal year  ended December  31, 1993 and incorporated herein by reference.
   4.9   Fourth Amendment and Consent, dated  as of September 25, 1992,  to the  Credit Agreement,  filed as  Exhibit 4.9  to Coltec's Annual
          Report on Form 10-K for the  fiscal year ended December 31,  1993 and incorporated herein by reference.
   4.10  Fifth  Amendment,  dated  as  of  May  26,  1993,  to  the  Credit
          Agreement, filed as  Exhibit 4.10  to Coltec's  Annual Report  on
          Form  10-K  for  the  fiscal year  ended  December  31,  1993 and incorporated herein by reference.
   4.11  Sixth Waiver, dated as of August 3, 1993, to the Credit Agreement, filed as Exhibit 4.11 to Coltec's Annual Report on Form 10-K  for
          the  fiscal year ended December  31, 1993 and incorporated herein by reference.

EXHIBITS
-------
   4.12  Seventh Consent,  dated as  of  October 27,  1993, to  the  Credit
          Agreement,  filed as  Exhibit 4.12  to Coltec's  Annual Report on
          Form 10-K  for  the  fiscal  year ended  December  31,  1993  and incorporated herein by reference.
   4.13  Eighth  Waiver,  dated  as of  December  23, 1993,  to  the Credit
          Agreement, filed as  Exhibit 4.13  to Coltec's  Annual Report  on
          Form  10-K  for  the  fiscal year  ended  December  31,  1993 and incorporated herein by reference.
   4.14  Credit Agreement among  Coltec, Various Banks,  The Co-Agents  and
          Bankers  Trust Company, as Administrative Agent dated as of March
          24, 1992 and  Amended and Restated  as of January  11, 1994  (the
          "Amended  Credit Agreement"),  filed as Exhibit  4.14 to Coltec's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.
   4.15  First Waiver dated as of December  15, 1994 to the Amended  Credit
          Agreement filed as Exhibit 4.15 to Coltec's Annual Report on Form
          10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
   4.16  Second  Waiver  dated as  of June  5, 1995  to the  Amended Credit
          Agreement.
   4.17  Second Amendment  dated as  of November  17, 1995  to the  Amended
          Credit Agreement.
   4.18  Form  of Indenture, dated  as of October  26, 1992, between Coltec and United States Trust Company of New York, as Trustee, relating to Coltec's 9 3/4% Senior Notes  Due 1999 (including the form  of
          9  3/4% Senior Note  Due 1999), filed as  Exhibit 4.1 to Coltec's
          Regis-tration  Statement   on  Form   S-3  (No.   33-52414)   and
          incorporated herein by reference.
   4.19  Indenture,  dated as of  April 1, 1992,  between Coltec and United
          States Trust  Company  of  New  York,  as  Trustee,  relating  to
          Coltec's  9 3/4%  Senior Notes  Due 2000  (including the  form of
          9 3/4% Senior Note Due 2000), filed as Exhibit 4 to the Form  8-K and incorporated herein by reference.
   4.20  Indenture,  dated as of April 1,  1992, between Coltec and Norwest
          Bank Minnesota,  National Association,  as Trustee,  relating  to
          Coltec's  10 1/4%  Senior Subordinated Notes  Due 2002 (including the form of 10 1/4% Senior Subordinated Note Due 2002), filed  as
          Exhibit  5 to the Form 8-K  and incorporated herein by reference.
          Pursuant to paragraph (4)(iii) of Item 601(b) of Regulation  S-K, there are omitted certain agreements, which the registrant hereby agrees to furnish to the Commission upon request.
  10.1*  Form  of  Family  Protection  Agreement  used  in  connection with
          Coltec's Family  Protection Program,  filed as  Exhibit 3.5.1  to
          Coltec's  Registration  Statement  on Form  8-B,  filed  with the
          Securities  and  Exchange  Commission   on  June  25,  1976   and
          incorporated herein by reference.
  10.2*  Benefits  Equalization Plan  of Coltec,  filed as  Exhibit 10.2 to
          Coltec's Annual Report  on Form  10-K for the  fiscal year  ended
          December 31, 1988 and incorporated herein by reference.
  10.3*  Amendment  No.  1  to  the Benefits  Equalization  Plan,  filed as
          Exhibit 10.3  to Coltec's  Annual  Report on  Form 10-K  for  the
          fiscal  year ended December  31, 1993 and  incorporated herein by reference.
  10.4*  Supplemental Retirement Savings Plan  of Coltec, filed as  Exhibit
          10.3  to Coltec's Annual Report on  Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference.

EXHIBITS
-------
  10.5*  Coltec's 1977 Long-Term Performance Plan, filed as Exhibit 10.5 to the Form S-2/S-3 Registration  Statement and incorporated  herein by reference.
  10.6*  Amendment to Coltec's 1977 Long-Term Performance Plan described in
          Proposal  2  of  Coltec's  Proxy Statement  for  its  1981 Annual
          Meeting of  Shareholders,  filed  as Exhibit  10.6  to  the  Form
          S-2/S-3   Registration  Statement  and   incorporated  herein  by
          reference.
  10.7*  Amendment No. 2 to Coltec's 1977 Long-Term Performance Plan, filed as Exhibit 10.7  to the Form  S-2/S-3 Registration Statement  and
          incorporated herein by reference.
  10.8*  Employment  Agreement between Coltec and John W. Guffey, Jr. dated
          June 1, 1995.
  10.9*  Form of Employment Agreement between Coltec and Paul G. Schoen and
          Laurence H. Polsky dated June 1, 1995.
  10.10* Form of Employment Agreement between Coltec and John M.  Cybulski,
          Richard L. Dashnaw and Robert J. Tubbs dated June 1, 1995.
  10.11* Resolutions  adopted by the  Board of Directors  of Coltec on July
          14, 1982 establishing a pension program for directors who are not otherwise entitled to  a pension  from Coltec,  filed as  Exhibit
          10.16  to  the  Form S-2/S-3  Registration  Statement  and incor-
          porated herein by reference.
  10.12* The  Incentive   Plan  for   Certain  Employees   of  Coltec   and
          Subsidiaries  (the "Incentive  Plan"), filed as  Exhibit 10.22 to the Form S-2  Registration Statement and  incorporated herein  by reference.
  10.13* Amendments  to  the  Incentive  Plan, filed  as  Exhibit  10.13 to
          Coltec's Annual Report  on Form  10-K for the  fiscal year  ended
          December 31, 1993 and incorporated herein by reference.
  10.14* Coltec's  1992 Stock Option  and Incentive Plan,  filed as Exhibit
          10.24 to Coltec's Annual Report on Form 10-K for the fiscal  year ended December 31, 1991 and incorporated herein by reference.
  10.15* Amendment  No. 1  to the  Coltec 1992  Stock Option  and Incentive
          Plan, filed as Exhibit  10.15 to Coltec's  Annual Report on  Form
          10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
  10.16* 1994 Long-Term Incentive Plan of Coltec, filed as Exhibit 10.16 to
          Coltec's  Annual Report  on Form 10-K  for the  fiscal year ended
          December 31, 1993 and incorporated herein by reference.
  10.17* Resolutions of the Board of Directors  of Coltec on July 13,  1995
          amending Section 6(a) of the 1994 Long-Term Incentive Plan.
  10.18* Annual  Incentive Plan For Certain  Employees of Coltec Industries
          Inc and  Its Subsidiaries,  filed as  Exhibit 10.17  to  Coltec's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1993 and incorporated herein by reference.
  10.19  1994  Stock Option  Plan for  Outside Directors,  filed as Exhibit
          10.18 to Coltec's Annual Report on Form 10-K for the fiscal  year ended December 31, 1993 and incorporated herein by reference.
  10.20  Deferred Compensation Plan For Non-Employee Directors.
  10.21  Resolution  of the  Board of Directors  of Coltec on  May 30, 1995
          establishing a  Change In  Control arrangement  for  non-employee directors.
  12.1   Computation of Ratio of Earnings to Fixed Charges.
  13.1   Portions of Coltec's 1995 Annual Report to Shareholders.

EXHIBITS
-------
  21.1   List of Subsidiaries of Coltec.
  23.1   Consent of Arthur Andersen LLP.
  27.1   Financial Data Schedule.

------------------------
*These exhibits are management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K pursuant to item 14(c) of Form 10-K.