Form 10-Q
period 1996-03-31
COLTEC INDUSTRIES INC
filed 1996-05-13
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



(X) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act of 1934
    For the quarterly period ended March 31, 1996

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


                        ____________________________________

    On April 28, 1996, there were outstanding 70,164,632 shares of common stock, par value $.01 per share.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements


                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                        March 31,  December 31,
                                                          1996         1995
                                                       _________   ____________
                                                      (Unaudited)
                                                           (In thousands)
             A S S E T S
Current assets -
  Cash and cash equivalents                            $  6,613      $  3,971
  Accounts and notes receivable - net                   212,397       192,011
  Inventories -
    Finished goods                                       52,015        55,533
    Work in process and finished parts                  148,620       146,916
    Raw materials and supplies                           30,717        26,987
                                                       ________      ________
                                                        231,352       229,436
  Deferred income taxes                                  14,885        13,902
  Other current assets                                   10,469        10,174
                                                       ________      ________
      Total current assets                              475,716       449,494
Property, plant and equipment                           677,199       666,285
Less accumulated depreciation and
  amortization                                          444,199       435,812
                                                       ________      ________
                                                        233,000       230,473
Costs in excess of net assets acquired,
  net of amortization                                   139,669       140,811
Other assets                                             81,381        73,724
                                                       ________      ________

                                                       $929,766      $894,502
                                                       ========      ========

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                        March 31,  December 31,
                                                          1996         1995
                                                      ___________  ____________
                                                      (Unaudited)
                                                        (In thousands, except
                                                              share data)
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Notes payable and current maturities
    of long-term debt                                 $     2,230  $       226
  Accounts payable                                         75,728       72,735
  Accrued expenses                                        199,703      164,617
  Current portion of liabilities of
    discontinued operations                                 3,000        3,000
                                                      ___________  ___________
      Total current liabilities                           280,661      240,578
Long-term debt                                            924,779      945,606
Deferred income taxes                                      16,747       14,878
Other liabilities                                         125,806      120,670
Liabilities of discontinued operations                     26,286       26,532
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                   -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,269,309 and
    70,077,350 shares issued at March 31, 1996 and
    December 31, 1995, respectively (excluding
    25,000,000 shares held by a wholly owned
    subsidiary)                                               703          701
  Capital in excess of par value                          641,409      639,419
  Retained earnings (deficit)                          (1,082,088)  (1,088,042)
  Unearned compensation - restricted stock awards          (2,135)      (2,408)
  Foreign currency translation adjustments                   (733)      (1,816)
                                                      ___________  ___________
                                                         (442,844)    (452,146)
  Less: Cost of 104,677 and 100,346 shares
          of common stock in treasury at
          March 31, 1996 and December 31, 1995,
          respectively                                     (1,669)      (1,616)
                                                      ___________  ___________
                                                         (444,513)    (453,762)
                                                      ___________  ___________

                                                      $   929,766  $   894,502
                                                      ===========  ===========

The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF EARNINGS
                                     (Unaudited)



                                                           Three Months Ended
                                                          ____________________
                                                          March 31,    April 2,
                                                            1996        1995
                                                          ________    ________
                                                         (In thousands, except
                                                             per share data)

Net sales                                                 $359,424    $356,344
                                                          ________    ________

Costs and expenses -
  Cost of sales                                            271,231     246,489
  Selling and administrative                                55,286      51,722
                                                          ________    ________
      Total costs and expenses                             326,517     298,211
                                                          ________    ________

Operating income                                            32,907      58,133
Interest and debt expense, net                              21,126      22,001
                                                          ________    ________

Earnings before income taxes and extraordinary item         11,781      36,132
Provision for income taxes                                   4,006      12,646
                                                          ________    ________

Earnings before extraordinary item                           7,775      23,486
Extraordinary item                                          (1,821)        (82)
                                                          ________    ________
Net earnings                                              $  5,954    $ 23,404
                                                          ========    ========

Earnings per common share -
  Before extraordinary item                               $    .11    $    .34
  Extraordinary item                                          (.03)          -
                                                          ________    ________

  Net earnings                                            $    .08    $    .34
                                                          ========    ========

Weighted average number of common and
  common equivalent shares                                  70,187      69,822
                                                          ========    ========




The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                          Three Months Ended
                                                         _____________________
                                                         March 31,    April 2,
                                                           1996         1995
                                                         ________    _________
                                                            (In thousands)
Cash flows from operating activities
  Net earnings                                           $  5,954    $  23,404
  Adjustments to reconcile net earnings to cash
      provided by (used in) operating activities
    Extraordinary item                                      1,821           82
    Depreciation and amortization                          11,167       10,711
    Deferred income taxes                                   1,869       (2,076)
    Receivable from insurance carriers                       (560)     (14,146)
    Payment of liabilities of discontinued operations        (246)        (160)
    Other operating items                                  (1,667)      (4,273)
                                                         ________    __________
                                                           18,338       13,542
                                                         ________    __________
  Changes in assets and liabilities
    Accounts and notes receivable                         (11,851)     (18,153)
    Inventories                                            (1,916)     (10,683)
    Deferred income taxes                                    (983)         621
    Other current assets                                     (295)       3,338
    Accounts payable                                        2,993       (9,238)
    Accrued expenses                                       21,367       13,278
                                                         ________    __________
      Changes in assets and liabilities                     9,315      (20,837)
                                                         ________    __________
      Cash provided by (used in) operating activities      27,653       (7,295)
                                                         ________    __________

Cash flows from investing activities
  Capital expenditures                                    (11,188)      (7,564)
  Other - net                                               7,610          369
                                                         ________    __________
      Cash used in investing activities                    (3,578)      (7,195)
                                                         ________    __________
Cash flows from financing activities
  Issuance of long-term debt                               32,000       23,142
  Payment of long-term debt                               (53,433)     (10,088)
                                                         ________    __________
      Cash provided by (used in) financing activities     (21,433)      13,054
                                                         ________    __________
Cash and cash equivalents -
Increase (decrease)                                         2,642       (1,436)
At beginning of period                                      3,971        4,188
                                                         ________    _________
At end of period                                         $  6,613    $   2,752
                                                         =========    =========



The accompanying notes to financial statements are an integral part of this statement.
                                                                            5.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   March 31, 1996
                                     (Unaudited)




1. SUMMARY OF ACCOUNTING POLICIES

   Financial Information: The unaudited financial statements, included herein, reflect in the opinion of Coltec Industries Inc ("Coltec") all normal recurring adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and footnotes included in Coltec's annual report to shareholders for the year ended December 31, 1995.

   Consolidated Statement of Cash Flows: Interest paid and federal and state income taxes paid and refunded were as follows:

                                Three Months Ended
                                __________________
                                March 31, April 2,
                                  1996      1995
                                _______   ________
                                  (In thousands)

            Interest paid    $    6,825    $6,852
            Income taxes:
              Paid                2,934    14,179
              Refunded              245       521

2. EXTRAORDINARY ITEM

   Coltec incurred extraordinary charges of $1,821,000, net of a tax benefit of $981,000; and $82,000, net of a tax benefit of $44,000; in the first quarter of 1996 and 1995, respectively, in connection with the early retirement of debt.

3. COMMITMENTS AND CONTINGENCIES

   Coltec and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings. With respect to asbestos product liability and related litigation costs, as of March 31, 1996, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 106,300 actions (including approximately 21,300 actions, in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Through March 31, 1996, approximately 139,200 of the approximately 245,500 total actions brought have been settled or otherwise disposed of.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   March 31, 1996
                                     (Unaudited)





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

   Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. During the first three months of 1996, two subsidiaries of Coltec received approximately 10,500 new actions, compared with approximately 9,600
   actions received during the first three months of 1995.   Payments were
   made with respect to asbestos liability and related costs aggregating $15,187,000 and $20,785,000 in the first three months of 1996 and 1995, respectively, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of March 31, 1996, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $89,565,000 and Coltec expects that this cost will be substantially covered by insurance.

   With respect to the 85,000 outstanding actions as of March 31, 1996, which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   March 31, 1996
                                     (Unaudited)





   reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.


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

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   March 31, 1996
                                     (Unaudited)





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
                                                  March 31,     Dec. 31,
       (In thousands)                               1996          1995
       _________________________________________________________________
       Accounts and notes receivable - other      $62,212       $53,677
       Other assets                                29,648        16,243
       Accrued expenses - other                    62,491        47,791
       Other liabilities                           27,074        11,450

   With respect to environmental proceedings, Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with these sites approximate $20,000,000 at March 31, 1996, and has accrued for this amount in the Consolidated Balance Sheet as of March 31, 1996. Although Coltec is pursuing insurance recovery in connection with certain of these matters, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter.

4. SUBSEQUENT EVENT

   On April 26, 1996, Coltec announced an agreement for the purchase by Borg-Warner Automotive, Inc of the operations and substantially all of the operating assets of Coltec's Holley Automotive, Coltec Automotive and

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                   March 31, 1996
                                     (Unaudited)





   Performance Friction Products automotive OEM businesses. The sale is expected to close in the second quarter of 1996, subject to regulatory approval and other conditions. Under terms of the agreement, Borg-Warner Automotive will pay $283 million in cash for the businesses. These operations reported sales of $255 million in 1995.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   March 31, 1996





Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following table shows financial information by industry segment for the three months ended March 31, 1996 and April 2, 1995.

                                       Three Months Ended
                                       __________________
                                       March 31,  April 2,
                                         1996       1995
                                       _______    _______
                                          (In millions)
       Sales:
         Aerospace/Government          $122.6    $ 114.9
         Automotive                     124.0      132.3
         Industrial                     113.3      109.5
         Intersegment elimination         (.5)       (.4)
                                       ______     ______
             Total                     $359.4     $356.3
                                       ======     ======

       Operating income:
         Aerospace/Government          $  (.1)    $ 15.0
         Automotive                      20.7       27.9
         Industrial                      24.3       24.7
                                       ______     ______
             Total segments              44.9       67.6
         Corporate unallocated          (12.0)      (9.5)
                                       ______     ______
             Operating income          $ 32.9     $ 58.1
                                       ======     ======

       Results of Operations

       Three Months Ended March 31, 1996 Compared With Three Months Ended April 2, 1995.

       Earnings before extraordinary item for the first quarter of 1996 was $7.8 million, equal to 11 cents per common share, and included a charge of $14.2 million ($9.4 million after tax) resulting from the cessation of shipments of landing gears and flight control systems for the Fokker 70 and 100 aircraft. Fokker has filed for bankruptcy and has stopped producing these aircraft. For the first quarter of 1995, earnings before extraordinary item were $23.5 million, or 34 cents per common share.

       Sales for the quarter ended March 31, 1996, were $359.4 million compared with $356.3 million in the like quarter last year. Operating income for the first quarter of 1996 was $32.9 million and the operating margin was 9.2%. Excluding the $14.2 million charge,

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   March 31, 1996





       operating income was $47.2 million with an operating margin of 13.1%. This compared with operating income of $58.1 million and an operating margin of 16.3% in the 1995 first quarter.

       The Aerospace/Government segment reported an operating loss of $.1 million for the first quarter of 1996; however, excluding the $14.2 million charge, operating income was down 6% with sales up 7%. Operating income in the Automotive segment declined 26% on a 6% sales reduction; and in the Industrial segment, operating income was down slightly on a sales increase of 3%.

       Operating results for the Aerospace/Government segment were affected by lower shipments at Menasco and Chandler Evans Control Systems and by recognition in the 1995 first quarter of a nonrecurring government grant by Menasco. Higher first quarter sales and earnings were reported by Walbar, Delavan Gas Turbine Products and Fairbanks Morse Engine. Walbar's results benefited from the phaseout of its unprofitable compressor blade facility in Canada, which is scheduled to be closed by the end of 1996. Walbar's remaining operations posted strong gains. The decline in operating results for the Automotive segment from a strong first quarter of 1995 was due to the General Motors strike, lower vehicle production rates and the continued adverse industry pricing environment. The slightly lower earnings in the Industrial segment reflected lower margins on the acquired Furon Company's metallic gasket business and changes in product mix. The increase in Corporate unallocated costs was attributable to a provision for that portion of asbestos product liability claims and related litigation costs not covered by insurance.

       Following is a discussion of the results of operations for the three months ended March 31, 1996 compared with the three months ended April 2, 1995.

       Sales. In the Aerospace/Government segment, sales were $122.6 million compared with $114.9 million a year ago. At Walbar, sales were up on increased shipments of turbine blades and vanes for commercial aircraft engines, and components and assemblies for the locomotive turbocharger market. Sales were higher at Delavan Gas Turbine Products on strong demand for fuel injectors and components from regional airlines, as this segment of the airline industry continues to replace larger aircraft on short run trips. Fairbanks Morse Engine reported an increase in repair part sales to the nuclear energy market and higher shipments of Alco engines. Sales were down at Menasco due to lower shipments to Fokker and to Boeing, as Boeing worked off inventory it received during its recent strike. The decline in sales at Chandler Evans Control Systems was due to completion of shipments in the first quarter of 1995 for the Taiwanese fighter program.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   March 31, 1996





       Sales for the Automotive segment were $124.0 million for the three months ended March 31, 1996 compared with $132.3 million last year. The sale decline was due to the General Motors strike, lower vehicle production rates and the continued adverse industry pricing environment. Contributing to the sales decline at Holley Automotive was the continuing phaseout of the mechanical emission-control air pump.

       In the Industrial segment, sales were $113.3 million compared with $109.5 million last year. The higher sales primarily reflected the acquisition in December 1995 by Garlock Mechanical Packing of Furon Company's metallic gasket business. Sales were higher in the first quarter of 1996 at France Compressor Products, Plastomer Products and Haber Tool, while Delavan Commercial Products and Sterling Die reported lower sales.

       Cost of Sales. Cost of sales increased 10% in the first quarter of 1996. This increase was attributable to a $12.8 million charge resulting from the filing for bankruptcy by Fokker. Also contributing to the increase were a provision for that portion of asbestos product liability claims and related litigation costs not covered by insurance, costs related to the acquired metallic gasket business, and recognition in the first quarter of 1995 of a nonrecurring government grant by Menasco. The $12.8 million charge for the Fokker bankruptcy covers nonrecurring development costs, vendor claims, losses on foreign exchange contracts and write-off of inventories related to the Fokker 70 and 100 aircraft programs. As a percentage of sales, cost of sales increased to 75.5% from 69.2% last year.

       Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 7% in the first quarter due mainly to a $1.4 million charge for the Fokker bankruptcy covering the write-off of receivables related to the Fokker 70 and 100 aircraft programs, and to costs related to the acquired metallic gasket business. As a percent of sales, selling and administrative expense increased to 15.4% from 14.5% in the first three months of 1995.

       Interest and Debt Expense, Net. Interest and debt expense, net declined 4% due to lower interest rates and the substitution of bank debt at a lower interest rate for 11-1/4% debentures.

       Provision for Income Taxes. The provision for income taxes for the first three months of 1996 resulted in an effective income tax rate of 34% compared with 35% for last year.

       Extraordinary Item. The extraordinary charges for both the first quarters of 1996 and 1995 resulted from early extinguishment of debt.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   March 31, 1996





       Liquidity and Financial Position

       At March 31, 1996, total debt was $927.0 million compared with $945.8 million at year-end 1995. The negative balance in shareholders' equity of $444.5 million compares with a negative balance of $453.8 million at December 31, 1995. Cash and cash equivalents were $6.6 million compared with $4.0 million at year-end 1995. Working capital was $195.1 million and the current ratio was 1.69. This compares with working capital of $208.9 million and a current ratio of 1.87 at December 31, 1995.

       In the first three months of 1996, Coltec generated $27.7 million of cash from operating activities compared with $7.3 million of cash that was used last year. The cash generated from operations in 1996 was due to lower working capital requirements, an increase in deferred income taxes and the net payment of $.6 million to insurance carriers for asbestos-related matters compared with a $14.1 million net payment last year. Included in receivables at March 31, 1996 and December 31, 1995 were $62.2 million and $53.7 million, respectively, of receivables due from insurance carriers for asbestos product liability claims and related litigation costs. Excluding these amounts, receivables increased 9% to $150.2 million and receivables days outstanding were 37 days at March 31, 1996, compared with 38 days at year-end 1995. Inventories were up slightly to $231.4 million.

       During the 1996 first quarter, total debt was reduced by $18.8 million. In January 1996, Coltec used borrowings under its credit agreement to redeem $46.4 million principal amount of the 11-1/4% debentures at a redemption price of 105.625% plus accrued interest.

       On April 26, 1996, Coltec announced an agreement for the purchase by Borg-Warner Automotive, Inc of the operations and substantially all of the operating assets of Coltec's Holley Automotive, Coltec Automotive and Performance Friction Products automotive OEM businesses. The sale is expected to close in the second quarter of 1996, subject to regulatory approval and other conditions. Under terms of agreement, Borg-Warner Automotive will pay $283 million in cash for the businesses. These operations reported sales of $255 million in 1995.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                   March 31, 1996





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

Item 6. Exhibits and Reports on Form 8-K.

        (a)(27)  Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996 by Coltec Industries Inc.

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










Date:  May 13, 1996