Form 10-Q
period 1996-06-30
COLTEC INDUSTRIES INC
filed 1996-08-13
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-Q



(X) Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act of 1934
    For the quarterly period ended June 30, 1996

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


                        ____________________________________

              On July 28, 1996, there were outstanding 69,507,071 shares of common stock, par value $.01 per share.

PART I FINANCIAL INFORMATION
Item 1 Financial Statements


                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                        June 30,   December 31,
                                                          1996         1995
                                                       ---------   ------------
                                                      (Unaudited)
                                                           (In thousands)
             A S S E T S
Current assets -
  Cash and cash equivalents                            $ 15,839      $  3,864
  Accounts and notes receivable - net                   210,064       171,676
  Inventories -
    Finished goods                                       51,733        55,462
    Work in process and finished parts                  133,849       134,603
    Raw materials and supplies                           31,043        26,861
                                                       ________      ________
                                                        216,625       216,926
  Deferred income taxes                                  11,847        13,632
  Other current assets                                   10,766        10,165
  Current assets of discontinued operations, net              -        21,584
                                                       ________      ________
      Total current assets                              465,141       437,847
Property, plant and equipment                           601,255       588,054
Less accumulated depreciation and
  amortization                                          392,902       382,143
                                                       ________      ________
                                                        208,353       205,911
Costs in excess of net assets acquired,
  net of amortization                                   134,748       136,981
Other assets                                             72,588        73,724
Noncurrent assets of discontinued operations, net             -        26,471
                                                       ________      ________

                                                       $880,830      $880,934
                                                       ========      ========

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET



                                                        June 30,   December 31,
                                                          1996         1995
                                                      -----------  ------------
                                                      (Unaudited)
                                                        (In thousands, except
                                                              share data)
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Notes payable and current maturities
    of long-term debt                                 $     2,233  $       226
  Accounts payable                                         52,447       63,290
  Accrued expenses                                        184,432      162,415
  Current portion of liabilities of
    discontinued operations                                22,437        3,000
                                                      ___________  ___________
      Total current liabilities                           261,549      228,931
Long-term debt                                            681,390      945,606
Deferred income taxes                                      37,299       12,957
Other liabilities                                         114,506      120,670
Liabilities of discontinued operations                    172,291       26,532
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                   -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,269,309 and
    70,077,350 shares issued at June 30, 1996 and
    December 31, 1995, respectively (excluding
    25,000,000 shares held by a wholly owned
    subsidiary)                                               703          701
  Capital in excess of par value                          641,392      639,419
  Retained earnings (deficit)                          (1,022,364)  (1,088,042)
  Unearned compensation - restricted stock awards          (1,461)      (2,408)
  Foreign currency translation adjustments                   (876)      (1,816)
                                                      ___________  ___________
                                                         (382,606)    (452,146)
  Less: Cost of 244,038 and 100,346 shares
          of common stock in treasury at
          June 30, 1996 and December 31, 1995,
          respectively                                     (3,599)      (1,616)
                                                      ___________  ___________
                                                         (386,205)    (453,762)
                                                      ___________  ___________

                                                      $   880,830  $   880,934
                                                      ===========  ===========

The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC and SUBSIDIARIES
                         Consolidated Statement of Earnings
                                     (Unaudited)



                                   Three Months Ended       Six Months Ended
                                   ------------------      ------------------
                                   June 30,   July 2,      June 30,   July 2,
                                     1996      1995          1996      1995
                                   --------  --------      --------  --------
                                      (In thousands, except per share data)

Net sales                          $305,993  $299,552      $598,952  $586,115

Costs and expenses -
  Cost of sales                     209,364   201,636       426,645   394,595
  Selling and administrative         48,988    48,469       101,542    96,922
                                   ________  ________      ________  ________
  Total costs and expenses          258,352   250,105       528,187   491,517
                                   ________  ________      ________  ________
Operating income                     47,641    49,447        70,765    94,598

Interest and debt expense, net       20,332    23,322        41,458    45,323
                                   ________  ________      ________  ________
Earnings from continuing
  operations before income
  taxes and extraordinary item       27,309    26,125        29,307    49,275

Provision for income taxes            9,275     9,230         9,964    17,439
                                   ________  ________      ________  ________
Earnings from continuing operations
  before extraordinary item          18,034    16,895        19,343    31,836

Discontinued operations              41,690     7,174        48,156    15,719

Extraordinary item                        -         -        (1,821)      (82)
                                   ________  ________      ________  ________
Net earnings                       $ 59,724  $ 24,069      $ 65,678  $ 47,473
                                   ========  ========      ========  ========
Earnings per common share
  Continuing operations              $  .26    $  .24        $  .28    $  .46
  Discontinued operations               .59       .10           .68       .22
  Extraordinary item                     -         -           (.03)       -
                                     ______    ______        ______    ______
    Net earnings                     $  .85    $  .34        $  .93    $  .68
                                     ______    ______        ______    ______
Weighted average number of common
  and common equivalent shares       70,322    69,939        70,254    69,881
                                     ======    ======        ======    ======




The accompanying notes to financial statements are an integral part of this statement.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                                            Six Months Ended
                                                         June 30,      July 2,
                                                           1996         1995
                                                         --------     --------
                                                            (In thousands)
Cash flows from operating activities
  Net earnings                                          $  65,678     $ 47,473
  Adjustments to reconcile net earnings to cash
      provided by operating activities
    Gain on sale of Automotive Business                   (34,470)           -
    Extraordinary item                                      1,821           82
    Depreciation and amortization                          18,903       18,473
    Deferred income taxes                                   1,847        1,177
    Receivable from insurance carriers                    (10,245)       5,520
    Payment of liabilities of discontinued operations      (1,241)      (1,826)
    Discontinued operations                                   821        2,995
    Other operating items                                  (3,379)      (6,424)
                                                        _________     ________
                                                           39,735       67,470
                                                        _________     ________
  Changes in assets and liabilities
    Accounts and notes receivable                          (7,387)     (17,661)
    Inventories                                               301      (19,936)
    Deferred income taxes                                   1,785        1,649
    Other current assets                                     (601)       3,592
    Accounts payable                                      (10,843)      (4,975)
    Accrued expenses                                        6,358      (10,455)
    Discontinued operations                                 3,507       (1,427)
                                                        _________     ________
      Changes in assets and liabilities                    (6,880)     (49,213)
                                                        _________     ________
      Cash provided by operating activities                32,855       18,257
                                                        _________     ________
Cash flows from investing activities
  Proceeds from sale of Automotive Business               258,369            -
  Capital expenditures                                    (16,025)     (15,337)
  Acquisition of a business                                     -      (14,000)
  Discontinued operations                                  (4,762)      (2,453)
  Other - net                                               8,220        2,563
                                                        _________     ________
      Cash provided by (used in) investing activities     245,802      (29,227)
                                                        _________     ________
Cash flows from financing activities
  Issuance of long-term debt                               33,000       26,300
  Payment of long-term debt                              (297,819)     (13,923)
  Purchase of treasury stock                               (1,863)           -
                                                        _________     ________
      Cash provided by (used in) financing activities    (266,682)      12,377
                                                        _________    __________
Cash and cash equivalents -
Increase                                                   11,975        1,407
At beginning of period                                      3,864        4,133
                                                        _________     ________
At end of period                                        $  15,839     $  5,540
                                                        =========    =========
The accompanying notes to financial statements are an integral part of this
statement.                                                                  5.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    June 30, 1996
                                     (Unaudited)





1. SUMMARY OF ACCOUNTING POLICIES

   Financial Information: The unaudited financial statements, included herein, reflect in the opinion of Coltec Industries Inc ("Coltec") all normal recurring adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 1995 has been extracted from the audited financial statements as of that date. For further information, refer to the financial statements and footnotes included in Coltec's annual report to shareholders for the year ended December 31, 1995.

   Consolidated Statement of Cash Flows: Interest paid and federal and state income taxes paid and refunded were as follows:

                                Three Months Ended
                                ------------------
                                June 30,   July 2,
                                  1996      1995
                                -------    -------
                                  (In thousands)

            Interest paid       $42,297    $47,434
            Income taxes:
              Paid               20,326     30,412
              Refunded            1,091      2,950

2. Discontinued Operations

   On June 17, 1996, Coltec completed the sale of its Holley Automotive, Coltec Automotive and Performance Friction Products businesses (collectively, the "Automotive Business") to Borg-Warner Automotive for $283,000,000 million in cash, which resulted in an after-tax gain of $34,470,000, net of liabilities retained, transaction costs and obligations related to the sale. The cash proceeds, net of expenses and taxes, were $258,369,000.

   The sale of the Automotive Business has been recorded as a disposal of a segment of a business. Accordingly, the financial statements of Coltec for the three months and six months ended July 2, 1995 have been reclassified to account for the operations of the Automotive Business as a discontinued operation. Net assets of the discontinued Automotive Business at December 31, 1995 have been segregated in the Consolidated Balance Sheet.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    June 30, 1996
                                     (Unaudited)





   Earnings and earnings per common share from the discontinued Automotive Business were as follows:

                                     Three Months Ended     Six Months Ended
                                     ------------------    ------------------
                                     June 30,   July 2,    June 30,   July 2,
                                       1996       1995       1996       1995
                                     --------   -------    --------   -------
                                                  (In thousands)
   Earnings from discontinued
       operations -
     Automotive Business, net of
       income taxes of $3,734 and
       $3,730 for the three months
       ended June 30, 1996 and
       July 2, 1995, respectively,
       and $7,051 and $8,167 for
       the six months ended June 30,
       1996 and July 2, 1995,
       respectively                   $ 7,220   $7,174     $13,686    $15,719
     Gain on sale of Automotive
       Business, net of income
       taxes of $18,561                34,470        -      34,470          -
                                      _______   ______     _______    _______
     Total                            $41,690   $7,174     $48,156    $15,719
                                      _______   ______     _______    _______
   Earnings per common share from
       discontinued operations -
     Automotive Business                $ .10    $ .10       $ .19      $ .22
     Gain on sale of Automotive
       Business                           .49       -          .49         -
                                        _____    _____       _____      _____
     Total                              $ .59    $ .10       $ .68      $ .22
                                        _____    _____       _____      _____

   Net sales of the discontinued Automotive Business were $62,447,000 and $61,995,000 for the three months ended June 30, 1996 and July 2, 1995, respectively, and $128,912,000 and $131,776,000 for the six months ended June 30, 1996 and July 2, 1995, respectively.

3. EXTRAORDINARY ITEM

   Coltec incurred extraordinary charges of $1,821,000, net of a tax benefit of $981,000; and $82,000, net of a tax benefit of $44,000; in the six months ended June 30, 1996 and July 2, 1995, respectively, in connection with the early retirement of debt.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    June 30, 1996
                                     (Unaudited)



4. COMMITMENTS AND CONTINGENCIES

   Coltec and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings. With respect to asbestos product liability and related litigation costs, as of June 30, 1996, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 89,100 actions (including approximately 6,100 actions, in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Through June 30, 1996, approximately 169,300 of the approximately 258,400 total actions brought have been settled or otherwise disposed of.

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

   Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. During the first six months of 1996, two subsidiaries of Coltec received approximately 23,200 new actions, compared with approximately 19,500 actions received
   during the first six months of 1995.   Payments were made with respect to
   asbestos liability and related costs aggregating $32,534,000 and $30,489,000 in the first six months of 1996 and 1995, respectively, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of June 30, 1996, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $82,329,000 and Coltec expects that this cost will be substantially covered by insurance.
                                                                            8.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    June 30, 1996
                                     (Unaudited)



   With respect to the 83,000 outstanding actions as of June 30, 1996, which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

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

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                            Notes to Financial Statements
                                    June 30, 1996
                                     (Unaudited)



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
                                                  June 30,      Dec. 31,
       (In thousands)                               1996          1995
       _________________________________________________________________
       Accounts and notes receivable - other      $71,156       $53,677
       Other assets                                22,771        16,243
       Accrued expenses - other                    64,431        47,791
       Other liabilities                           17,898        11,450

   With respect to environmental proceedings, Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with these sites approximate $20,000,000 at June 30, 1996, and has accrued for this amount in the Consolidated Balance Sheet as of June 30, 1996. Although Coltec is pursuing insurance recovery in connection with certain of these matters, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    June 30, 1996





Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following table shows financial information by industry segment for the three months and six months ended June 30, 1996 and July 2, 1995.

                                    Three Months Ended    Six Months Ended
                                    ------------------   -------------------
                                    June 30,   July 2,    June 30,   July 2,
                                      1996      1995       1996       1995
                                    --------   -------   ---------   -------
                                                 (In millions)
       Sales:
         Aerospace/Government         $132.8    $125.7     $255.4    $240.6
         Industrial                    112.3     110.9      225.6     220.4
         Automotive                     61.2      63.2      118.8     125.7
         Intersegment elimination        (.3)      (.2)       (.8)      (.6)
                                      ______    ______     ______    ______
           Total                      $306.0    $299.6     $599.0    $586.1
                                      ======    ======     ======    ======
       Operating income:
         Aerospace/Government         $ 17.8    $ 16.9     $ 17.8    $ 31.9
         Industrial                     26.8      27.1       51.1      51.9
         Automotive                     12.2      12.9       22.4      27.1
                                      ______    ______     ______    ______
           Total segments               56.8      56.9       91.3     110.9

         Corporate unallocated          (9.2)     (7.5)     (20.5)    (16.3)
                                      ______    ______     ______    ______
         Operating income             $ 47.6    $ 49.4     $ 70.8    $ 94.6
                                      ======    ======     ======    ======


   Results of Operations


   Three Months Ended June 30, 1996 Compared With Three Months Ended July 2,
   1995.

   Earnings from continuing operations were $18.0 million, or 26 cents per common share, in the second quarter of 1996 compared with $16.9 million, or 24 cents per common share, in the 1995 second quarter Operating results for the second quarter of 1995 have been reclassified to exclude the results of the discontinued Automotive Business.

   Sales in the quarter ended June 30, 1996, increased to $306.0 million from $299.6 million in the like quarter last year. Operating income was $47.6 million and the operating margin was 15.6% in the 1996 second quarter compared with operating income of $49.4 million and the operating margin of 16.5% a year ago. Earnings from continuing operations before income taxes increased 5% due to a 13% reduction in interest expense.
                                                                           11.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    June 30, 1996





   Operating income in the Aerospace/Government segment rose 5% as sales increased 6%. Operating income in the Industrial segment declined slightly on a small sales increase, and the Automotive segment reported a 5% decline in operating income on a 3% sales decrease.

   In the Aerospace/Government segment, the divisions serving the aerospace market increased operating income and sales by 8% and 12%, respectively. Walbar, Chandler Evans Control Systems, Delavan Gas Turbine and Lewis Engineering reported higher sales and earnings; while Menasco and Fairbanks Morse Engine posted lower operating results. Walbar's results benefited from the phaseout of its unprofitable compressor blade facility in Canada, which is scheduled to be closed by the end of 1996. Walbar's remaining operations posted strong second quarter gains. In the Industrial segment, Quincy Compressor and France Compressor Products had lower results, which were partially offset by Garlock Mechanical Packing and Plastomer Products, both of which reported improved operating income on higher sales. The Automotive segment was affected by lower sales at Holley Performance Products and Stemco Truck Products. The increase in Corporate unallocated costs was attributable to a provision for that portion of asbestos product liability claims and related litigation costs not covered by insurance.

   Following is a discussion of the results of operations for the three months ended June 30, 1996 compared with the three months ended July 2, 1995.

   Sales. In the Aerospace/Government segment, sales were $132.8 million compared with $125.7 million a year ago. At Walbar, sales were up significantly on increased shipments of turbine blades and vanes for commercial aircraft engines, and components and assemblies for the locomotive turbocharger market. Also contributing to the higher sales was an increase in demand for spare parts reflecting the aging of commercial aircraft fleets. Sales were higher at Delavan Gas Turbine Products on strong demand for fuel injectors and components from regional airlines, as this segment of the airline industry continues to replace large aircraft on short run trips. Chandler Evans Control Systems reported higher sales on increased shipments of fuel controls to original equipment manufacturers. This sales increase was offset in part by completion of shipments in 1995 for the Taiwanese fighter program. Higher second quarter sales were reported by Lewis Engineering. Sales were down at Fairbanks Morse Engine due to lower aftermarket sales and to the inclusion in the second quarter of 1995 of two large shipments of engine parts to the U.S. Navy. The decline in sales at Menasco was due to lower shipments to Fokker and to Boeing. Menasco ceased shipping landing gears and flight controls to Fokker, which filed for bankruptcy in the first quarter of 1995, and Boeing continues to work off inventory it received during its recent strike.

   Sales for the Industrial segment were $112.3 million compared with $110.9 million last year. The higher sales primarily reflected the acquisition in December 1995 by Garlock Mechanical Packing of Furon Company's metallic gasket business. Sales were higher in the second quarter at Plastomer

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    June 30, 1996





   Products, Delavan Commercial Products, Garlock Valves & Industrial Plastics and Haber Tool, while Quincy Compressor, Sterling Die, Ortman Fluid Power and Garlock Bearings reported lower sales.

   In the Automotive segment, sales were $61.2 million compared with $63.2 million last year. Demand was down in the second quarter for Stemco's hub oil seals from both the truck and trailer original equipment and aftermarket. Sales declined at Holley Performance Products on lower demand in the automotive aftermarket for performance and remanufactured carburetors and for remanufactured air conditioners. Partially offsetting the sales decline were higher sales at Farnam Sealing Systems.

   Cost of Sales. Cost of sales increased 4% in the second quarter of 1996. This increase was attributable to higher sales, a provision for that portion of asbestos product liability claims and related litigation costs not covered by insurance and to costs related to the metallic gasket business acquired by Garlock Mechanical Packing. As a percent of sales, cost of sales increased to 68.4% from 67.3% last year.

   Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased slightly due to higher sales and to cost related to the acquired metallic gasket business. As a percent of sales, selling and administrative expense was 16.0% in the second quarter compared with 16.2% in 1995.

   Interest and Debt Expense, Net. Interest and debt expense, net declined 13% due to lower interest rates, debt repayments and the substitution in the first quarter of bank debt at a lower interest rate for 11-1/4% debentures.

   Provision for Income Taxes. The provision for income taxes for the second quarter of 1996 resulted in an effective income tax rate of 34.0% compared with 35.3% for last year.

   Discontinued Operations. On June 17, 1996, Coltec completed the sale of its Automotive Business to Borg-Warner Automotive for $283.0 million in cash, which resulted in an after-tax gain of $34.5 million, or 49 cents per common share, net of liabilities retained, transaction costs and obligations related to the sale. Net sales of the discontinued Automotive Business were $62.4 million and $62.0 million for the three months ended June 30, 1996 and July 2, 1995, respectively, and $128.9 million and $131.8 million for the six months ended June 30, 1996 and July 2, 1995, respectively. Reference is made to Note 2 of the Notes to Financial Statements.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    June 30, 1996





   Six Months Ended June 30, 1996 Compared With Six Months Ended July 2, 1995.

   Earnings from continuing operations before extraordinary item for the six months ended June 30, 1996 were $19.3 million, equal to 28 cents per common share, and included a charge of $14.2 million ($9.4 million after tax) resulting from the Fokker bankruptcy. For the six months of 1995, earnings from continuing operations before extraordinary item were $31.8 million, or 46 cents per common share. Operating results for the six months ended July 2, 1995 have been reclassified to exclude the results of the discontinued Automotive Business.

   Sales for the six months of 1996 were $599.0 million compared with $586.1 million in the like period a year ago. Operating income was $70.8 million and the operating margin was 11.8%. Excluding the $14.2 million charge, operating income was $85.0 million with an operating margin of 14.2%. This compared with operating income of $94.6 million and an operating margin of 16.1% in 1995.

   The Aerospace/Government segment reported a 44% drop in operating income in the six months of 1996; however, excluding the $14.2 million charge, operating income was slightly above 1995 on a sales increase of 6%. Operating income in the Industrial segment declined 2% on a 2% increase in sales; and in the Automotive segment, operating income was down 17% and sales were down 5%.

   Operating results for the Aerospace/Government segment were affected by lower shipments at Menasco and by recognition in the six months of 1995 of a nonrecurring government grant by Menasco. Higher sales and earnings were reported by Walbar, Delavan Gas Turbine Products and Fairbanks Morse Engine. Walbar's results benefited from the phaseout of its unprofitable compressor blade facility in Canada. Walbar's remaining operations posted strong gains. In the Industrial segment, Quincy Compressor, Delavan Commercial Products and Sterling Die had lower results, which were partially offset by Garlock Mechanical Packing, Plastomer Products and Haber Tool, which reported improved operating income on higher sales. The Automotive segment was affected by lower sales at Stemco Truck Products and Farnam Sealing Systems. The increase in Corporate unallocated costs was attributable to a provision for that portion of asbestos product liability claims and related litigation costs not covered by insurance.

   Following is a discussion of the results of operations for the six months ended June 30, 1996 compared with the six months ended July 2, 1995.

   Sales. In the Aerospace/Government segment, sales were $255.4 million compared with $240.6 million a year ago. At Walbar, sales were up significantly on increased shipments of turbine blades and vanes for commercial aircraft engines, and components and assemblies for the locomotive turbocharger market. Also contributing to the higher sales was an increase in demand for spare parts reflecting the aging of commercial

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    June 30, 1996





   aircraft fleets. Sales were higher at Delavan Gas Turbine Products on strong demand for fuel injectors and components from regional airlines. Sales were down at Menasco due to lower shipments to Fokker and to Boeing.

   Sales for the Industrial segment were $225.6 million compared with $220.4 million last year. The higher sales primarily reflected the acquisition by Garlock Mechanical Packing of Furon Company's metallic gasket business. Sales were higher at Plastomer Products, Garlock Valves & Industrial Plastics, France Compressor Products and Haber Tool, while Quincy Compressor, Delavan Commercial Products, Sterling Die and Ortman Fluid Power reported lower sales.

   In the Automotive segment, sales were $118.8 million compared with $125.7 million last year. Demand was down for Stemco's hub oil seals from both the truck and trailer original equipment and aftermarket. Sales were down at Farnam Sealing Systems due to the General Motors strike earlier in the year.

   Cost of Sales. Cost of sales increased 8% in the six months ended June 30, 1996. This increase was attributable to a $12.8 million charge resulting from the filing for bankruptcy by Fokker. Also contributing to the increase were higher sales, a provision for that portion of asbestos product liability claims and related litigation costs not covered by insurance, costs related to the acquired metallic gasket business, and recognition in the first quarter of 1995 of a nonrecurring government grant by Menasco. The $12.8 million charge for the Fokker bankruptcy covers nonrecurring development costs, vendor claims, losses on foreign exchange contracts and write-off of inventories related to the Fokker 70 and 100 aircraft programs. As a percentage of sales, cost of sales increased to 71.2% from 67.3% last year.

   Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 5% due to higher sales, a $1.4 million charge for the Fokker bankruptcy covering the write-off of receivables related to the Fokker 70 and 100 aircraft programs, and to costs related to the acquired metallic gasket business. As a percent of sales, selling and administrative expense increased to 17.0% from 16.5% in 1995.

   Interest and Debt Expense, Net. Interest and debt expense, net declined 9% due to lower interest rates, debt repayments and the substitution in the first quarter of bank debt at a lower interest rate for 11-1/4% debentures.

   Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 1996 resulted in an effective income tax rate of 34% compared with 35.4% for last year.

   Extraordinary Item. The extraordinary charges for both the six months of 1996 and 1995 resulted from early extinguishment of debt.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    June 30, 1996





   Liquidity and Financial Position

   At June 30, 1996, total debt was $683.6 million compared with $945.8 million at year-end 1995. The negative balance in shareholders' equity of $386.2 million compares with a negative balance of $453.8 million at December 31, 1995. Cash and cash equivalents were $15.8 million compared with $3.9 million at year-end 1995. Working capital was $203.6 million and the current ratio was 1.78. This compares with working capital of $208.9 million and a current ratio of 1.91 at December 31, 1995.

   In the first six months of 1996, Coltec generated $32.9 million of cash from operating activities compared with $18.3 million last year. The higher cash generated from operations in 1996 was due to lower working capital requirements, offset in part by the net payment of $10.2 million to insurance carriers for asbestos-related matters compared with net receipts of $5.5 million last year. Included in receivables at June 30, 1996 and December 31, 1995 were $71.2 million and $53.7 million, respectively, of receivables due from insurance carriers for asbestos product liability claims and related litigation costs. Excluding these amounts and, at June 30, 1996, a $13.5 million receivable due from Borg-Warner on the sale of the Automotive Business, receivables increased 6% to $125.4 million and receivables days outstanding were 38 days at June 30, 1996, compared with 40 days at year-end 1995.

   In addition to the $32.9 million of cash generated from operating activities in the first six months of 1996, Coltec received $258.4 million of cash, net of expenses and taxes, from the sale of the Automotive Business. These funds were used to reduce indebtedness, primarily bank debt, by $264.8 million, invest $16.0 million in capital expenditures and purchase 134,500 shares of Coltec's common stock for $1.9 million. With borrowings under its credit agreement, Coltec expects to repurchase or defease $75.0 million of high-yield debt and purchase up to $90.0 million of its common shares over the next six months.

   The liabilities of discontinued operations, including the current portion, were $194.7 million at June 30, 1996 compared with $29.5 million at year-end 1995. This increase covers liabilities and obligations related to the sale of the Automotive Business.

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    June 30, 1996




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

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The annual meeting of the shareholders of Coltec was held on May 1, 1996.

        (b) At the annual meeting of shareholders held on May 1, 1996, shareholders voted for:

             1. The election of a Board of Directors consisting of seven members.

             2. Appointment of Arthur Andersen LLP as the independent public accountants for 1996.

        There were 70,168,963 shares of Coltec Common Stock, par value $.01 per share, outstanding and entitled to one vote per share as of the record date for said meeting. The voting results were as follows:

             1.  Election of Directors
                                                        Number of Votes
                                                    ______________________
                 Name of Candidates                    For        Withheld
                 ______________________             __________   _________
                 Joseph R. Coppola                  59,807,484   4,902,237
                 John W. Guffey, Jr.                59,818,771   4,890,950
                 David I. Margolis                  59,821,824   4,887,897
                 J. Bradford Mooney, Jr.            59,807,084   4,902,637
                 Joel Moses                         59,807,599   4,902,122
                 Paul G. Schoen                     59,823,049   4,886,672
                 Richard A. Stuckey                 59,807,334   4,902,387

             2. Appointment of Arthur Andersen LLP as the independent public accountants for 1996.

                     For                            Against       Abstain
                 __________                         _______      _________
                 63,428,793                          41,679      1,239,249

                       COLTEC INDUSTRIES INC AND SUBSIDIARIES
                                    June 30, 1996





Item 6. Exhibits and Reports on Form 8-K.

        (a)(27)  Financial Data Schedule.

        (b)      Coltec filed a Form 8-K dated April 26, 1996 reporting under
                 Item 5, Other Events, the issuance of a press release announcing that Borg-Warner Automotive is to acquire its automotive businesses.

                 Coltec filed a Form 8-K dated June 17, 1996 reporting under
                 Item 2, Acquisition or Disposition of Assets, announcing the completion of the sale of the automotive businesses to Borg-Warner.

                                  S I G N A T U R E





    Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   COLTEC INDUSTRIES INC
                                                        (Registrant)



                                            by         John N. Maier
                                               _____________________________
                                                       John N. Maier
                                               Vice President and Controller










Date:  August 13, 1996