Form 10-Q
period 1996-09-29
COLTEC INDUSTRIES INC
filed 1996-11-12
CIK 201493

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q





(X) Quarterly Report Pursuant to Section 13 Or 15(d) of The Securities Exchange Act of 1934
    For the quarterly period ended September 29, 1996

                                       OR

( ) Transition Report Pursuant to Section 13 Or 15(d) of The Securities
    Exchange Act of 1934
    For the transition period from __________________ to __________________

    Commission file number 1-7568



                              COLTEC INDUSTRIES INC
              (Exact name of Registrant as specified in its charter

                PENNSYLVANIA                              13-1846375
(State or other jurisdiction of incorporation           (IRS Employer
           or organization)                          Identification No.)

            3 Coliseum Centre
          2550 West Tyvola Road
     Charlotte, North Carolina 28217                        28217
(Address of principal executive offices)                  (Zip code)

                                 (704) 423-7000
               (Registrant's telephone number, including area code)

                     430 Park Avenue, New York, N.Y.   10022
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



                    ________________________________________


          On October 27, 1996, there were outstanding 67,479,039 shares of common stock, par value $.01 per share.




                                                                  Page 1 of 19
PART I FINANCIAL INFORMATION
Item 1 Financial Statements



                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                        Sept. 29,     Dec. 31,
                                                           1996         1995
                                                        ---------     --------
                                                       (Unaudited)
                                                            (In thousands)
             A S S E T S
Current assets -
  Cash and cash equivalents                             $ 12,443      $  3,864
  Accounts and notes receivable - net                    221,119       171,676
  Inventories -
    Finished goods                                        49,958        55,462
    Work in process and finished parts                   130,677       134,603
    Raw materials and supplies                            32,246        26,861
                                                        ________      ________
                                                         212,881       216,926
  Deferred income taxes                                   11,081        13,632
  Other current assets                                    10,408        10,165
  Current assets of discontinued operations, net               -        21,584
                                                        ________      ________
      Total current assets                               467,932       437,847
Property, plant and equipment                            612,872       588,054
Less accumulated depreciation and
  amortization                                           397,488       382,143
                                                        ________      ________
                                                         215,384       205,911
Costs in excess of net assets acquired,
  net of amortization                                    134,236       136,981
Other assets                                              67,309        73,724
Noncurrent assets of discontinued operations, net              -        26,471
                                                        ________      ________

                                                        $884,861      $880,934
                                                        ========      ========
















                                                                             2.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET








                                                         Sept. 29,    Dec. 31,
                                                           1996         1995
                                                        ---------   -----------
                                                       (Unaudited)
                                                         (In thousands, except
                                                               share data)
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities -
  Notes payable and current maturities
    of long-term debt                                  $     2,237  $       226
  Accounts payable                                          46,616       63,290
  Accrued expenses                                         205,951      162,415
  Current portion of liabilities of
    discontinued operations                                 16,260        3,000
                                                       ___________  ___________
      Total current liabilities                            271,064      228,931
Long-term debt                                             710,885      945,606
Deferred income taxes                                       27,163       12,957
Other liabilities                                          107,118      120,670
Liabilities of discontinued operations                     171,976       26,532
Shareholders' equity -
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                    -            -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,398,661 and
    70,077,350 shares issued at September 29, 1996
    and December 31, 1995, respectively (excluding
    25,000,000 shares held by a wholly owned
    subsidiary)                                                704          701
  Capital in excess of par value                           643,221      639,419
  Retained earnings (deficit)                           (1,004,352)  (1,088,042)
  Unearned compensation - restricted stock awards           (2,778)      (2,408)
  Foreign currency translation adjustments                    (838)      (1,816)
                                                       ___________  ___________
                                                          (364,043)    (452,146)
  Less: Cost of 2,714,822 and 100,346 shares
          of common stock in treasury at
          September 29, 1996 and December 31, 1995,
          respectively                                     (39,302)      (1,616)
                                                       ___________  ___________
                                                          (403,345)    (453,762)
                                                       ___________  ___________

                                                       $   884,861  $   880,934
                                                       ===========  ===========

The accompanying notes to financial statements are an integral part of this statement.
                                                                             3.
                     COLTEC INDUSTRIES INC and SUBSIDIARIES
                       Consolidated Statement of Earnings
                                   (Unaudited)



                                    Three Months Ended      Nine Months Ended
                                    ------------------      ------------------
                                    Sept. 29,  Oct. 1,      Sept. 29,  Oct. 1,
                                      1996      1995          1996      1995
                                    --------  --------      --------  --------
                                       (In thousands, except per share data)

Net sales                           $298,596  $276,265      $897,548  $862,380

Costs and expenses -
  Cost of sales                      210,143   187,087       636,788   581,682
  Selling and administrative          44,027    46,649       145,569   143,571
  Special charge                           -    27,000             -    27,000
                                    ________  ________      ________  ________
  Total costs and expenses           254,170   260,736       782,357   752,253
                                    ________  ________      ________  ________
Operating income                      44,426    15,529       115,191   110,127

Interest and debt expense, net        17,045    22,318        58,503    67,641
                                    ________  ________      ________  ________
Earnings (loss) from continuing
  operations before income
  taxes and extraordinary item        27,381    (6,789)       56,688    42,486

Provision for (benefit from)
  income taxes                         9,310    (2,303)       19,274    15,136
                                    ________  ________      ________  ________
Earnings (loss) from
  continuing operations before
  extraordinary item                  18,071    (4,486)       37,414    27,350

Discontinued operations                    -     6,290        48,156    22,009

Extraordinary item                       (59)        -        (1,880)      (82)
                                    ________  ________      ________  ________
Net earnings                        $ 18,012  $  1,804      $ 83,690  $ 49,277
                                    ========  ========      ========  ========
Earnings (loss) per common share
  Continuing operations               $  .26    $ (.06)       $  .54    $  .39
  Discontinued operations                 -        .09           .69       .32
  Extraordinary item                      -         -           (.03)       -
                                      ______    ______        ______    ______

    Net earnings                      $  .26    $  .03        $ 1.20    $  .71
                                      ______    ______        ______    ______
Weighted average number of common
  and common equivalent shares        68,997    69,791        69,835    69,851
                                      ======    ======        ======    ======


The accompanying notes to financial statements are an integral part of this statement.

                                                                             4.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)(Unaudited)
                                                            Nine Months Ended
                                                         Sept. 29,      Oct. 1,
                                                            1996         1995
                                                        ---------      --------
Cash flows from operating activities
  Net earnings                                           $  83,690     $ 49,277
  Adjustments to reconcile net earnings to cash
      provided by operating activities
    Gain on sale of Automotive Business                    (34,470)           -
    Extraordinary item                                       1,880           82
    Special charge                                               -       27,000
    Depreciation and amortization                           27,720       28,434
    Deferred income taxes                                   (8,289)      (5,937)
    Receivable from insurance carriers                     (21,728)       8,932
    Payment of liabilities of discontinued operations       (1,556)      (2,180)
    Discontinued operations                                    821        4,046
    Other operating items                                   (3,942)      (7,254)
                                                         _________     ________
                                                            44,126      102,400
                                                         _________     ________
  Changes in assets and liabilities
    Accounts and notes receivable                           (7,604)     (20,805)
    Inventories                                              4,045      (35,689)
    Deferred income taxes                                    2,551        3,360
    Other current assets                                      (243)       2,683
    Accounts payable                                       (16,674)      (8,967)
    Accrued expenses                                        24,225           88
    Discontinued operations                                 (2,670)      (3,206)
                                                         _________     ________
      Changes in assets and liabilities                      3,630      (62,536)
                                                         _________     ________
      Cash provided by operating activities                 47,756       39,864
                                                         _________     ________
Cash flows from investing activities
  Proceeds from sale of Automotive Business                258,369            -
  Capital expenditures                                     (29,662)     (23,915)
  Acquisition of a business                                      -      (14,000)
  Discontinued operations                                   (4,762)      (3,984)
  Other - net                                                9,813        1,698
                                                         _________     ________
      Cash provided by (used in) investing activities      233,758      (40,201)
                                                         _________     ________
Cash flows from financing activities
  Issuance of long-term debt                                65,000       26,300
  Payment of long-term debt                               (300,390)     (19,394)
  Purchase of treasury stock                               (37,545)           -
                                                         _________     ________
      Cash provided by (used in) financing activities     (272,935)       6,906
                                                         _________     ________
Cash and cash equivalents -
Increase                                                     8,579        6,569
At beginning of period                                       3,864        4,133
                                                         _________     ________
At end of period                                         $  12,443     $ 10,702
                                                         =========     ========
The accompanying notes to financial statements are an integral part of this
statement.                                                                   5.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 29, 1996
                                   (Unaudited)





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

     Consolidated Statement of Cash Flows: Interest paid and federal and state income taxes paid and refunded were as follows:

                                 Nine Months Ended
                                 ------------------
                                 Sept. 29,  Oct. 1,
                                   1996      1995
                                 --------   -------
                                   (In thousands)

            Interest paid        $44,577    $53,731
            Income taxes:
               Paid               24,008     43,432
               Refunded            1,877      3,593

2.   DISCONTINUED OPERATIONS

     On June 17, 1996, Coltec completed the sale of its Holley Automotive, Coltec Automotive and Performance Friction Products businesses (collectively, the "Automotive Business") to Borg-Warner Automotive for $283,000,000 in cash, which resulted in an after-tax gain of $34,470,000, net of liabilities retained, transaction costs and obligations related to the sale. The cash proceeds, net of expenses and taxes, were $258,369,000.

     The sale of the Automotive Business has been recorded as a disposal of a segment of a business. Accordingly, the financial statements of Coltec for the three months and nine months ended October 1, 1995 have been reclassified to account for the operations of the Automotive Business as a discontinued operation. Net assets of the discontinued Automotive Business at December 31, 1995 have been segregated in the Consolidated Balance Sheet.




                                                                             6.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 29, 1996
                                   (Unaudited)



     Earnings and earnings per common share from the discontinued Automotive Business were as follows:
                                      Three Months Ended    Nine Months Ended
                                      ------------------    ------------------
                                      Sept.29,   Oct. 1,    Sept.29,   Oct. 1,
                                        1996       1995       1996       1995
                                      --------   -------    --------   -------
                                                   (In thousands)
     Earnings from discontinued
         operations -
       Automotive Business, net of
         income taxes of $3,275 for
         the three months ended
         October 1, 1995, and $7,051
         and $11,442 for the nine
         months ended September 29,
         1996 and October 1, 1995,
         respectively                  $     -   $6,290     $13,686    $22,009
       Gain on sale of Automotive
         Business, net of income
         taxes of $18,561                    -        -      34,470          -
                                       _______   ______     _______    _______
      Total                            $     -   $6,290     $48,156    $22,009
                                       _______   ______     _______    _______
     Earnings per common share from
         discontinued operations -
       Automotive Business              $    -    $ .09       $ .20      $ .32
       Gain on sale of Automotive
         Business                            -        -         .49          -
                                        ______    _____       _____      _____
                                        $    -    $ .09       $ .69      $ .32
                                        ______    _____       _____      _____

     Net sales of the discontinued Automotive Business were $55,869,000 for the three months ended October 1, 1995, and $128,912,000 and $187,645,000 for the nine months ended September 29, 1996 and October 1, 1995, respectively.

3.   SPECIAL CHARGE

     In the third quarter of 1995, Coltec recorded a special charge of $27,000,000, primarily to cover the costs of closing the Walbar compressor blade facility in Canada. To a lesser extent, the charge also covered selected work force reductions throughout the Company and writedowns of unutilized assets.

4.   EXTRAORDINARY ITEM

     Coltec incurred extraordinary charges of $59,000, net of a tax benefit of $32,000, in the three months ended September 29, 1996; and $1,880,000, net of a tax benefit of $1,013,000; and $82,000, net of a tax benefit of $44,000; in the nine months ended September 29, 1996 and October 1, 1995, respectively, in connection with the early retirement of debt.
                                                                             7.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 29, 1996
                                   (Unaudited)



5.   COMMITMENTS AND CONTINGENCIES

     Coltec and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings. With respect to asbestos product liability and related litigation costs, as of September 29, 1996, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 93,500 actions (including approximately 9,800 actions, in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. Through September 29, 1996, approximately 172,400 of the approximately 265,900 total actions brought have been settled or otherwise disposed of.

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

     Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. During the first nine months of 1996, two subsidiaries of Coltec received approximately 32,400 new actions, compared with approximately 30,300 actions received during the first nine months of 1995. Payments were made with respect to asbestos liability and related costs aggregating $53,642,000 and $42,441,000 in the first nine months of 1996 and 1995, respectively, substantially all of which were covered by insurance. In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of September 29, 1996, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $81,234,000 and Coltec expects that this cost will be substantially covered by insurance.

                                                                             8.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 29, 1996
                                   (Unaudited)



     With respect to the 83,700 outstanding actions as of September 29, 1996, which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

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




                                                                             9.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 29, 1996
                                   (Unaudited)



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

     Coltec has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos related matters and the receivable from insurance carriers included in the Consolidated Balance Sheet are as follows:
                                                   Sept. 29,     Dec. 31,
        (In thousands)                               1996          1995
        _________________________________________________________________
        Accounts and notes receivable - other      $81,994       $53,677
        Other assets                                19,932        16,243
        Accrued expenses - other                    68,115        47,791
        Other liabilities                           13,119        11,450

     With respect to environmental proceedings, Coltec has been notified that it is among the Potentially Responsible Parties ("PRPs") under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. CERCLA imposes joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The process of investigating and remediating contaminated properties can be lengthy and expensive. The process is also subject to the uncertainties occasioned by changing legal requirements, developing technological applications and liability allocations among PRPs. Based on the progress to date in the investigation, cleanup and allocation of responsibility for these sites, Coltec has estimated that its costs in connection with these sites approximate $20,000,000 at September 29, 1996, and has accrued for this amount in the Consolidated Balance Sheet as of September 29, 1996. Although Coltec is pursuing insurance recovery in connection with certain of these matters, Coltec has not recorded a receivable with respect to any potential recovery of costs in connection with any environmental matter.




                                                                            10.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                          Notes to Financial Statements
                               September 29, 1996
                                   (Unaudited)



6.   SUBSEQUENT EVENT

     On August 14 and September 10, 1996, Coltec announced agreements to sell its Farnam Sealing Systems Division to Meillor SA and its Stemco Truck Products Division's exhaust systems and components business to Walker Manufacturing Company, a unit of Tenneco Inc, respectively. These transactions are expected to close in the fourth quarter of 1996 and are not expected to have an unfavorable impact on Coltec operating results. In 1995, Farnam reported sales of $47,182,000 and Stemco's exhaust systems and components business reported sales of $20,503,000.










































                                                                            11.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                               September 29, 1996



Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table shows financial information by industry segment for the three months and nine months ended September 29, 1996 and October 1, 1995.

                                    Three Months Ended   Nine Months Ended
                                    ------------------   -------------------
                                    Sept. 29,  Oct. 1,   Sept. 29,   Oct. 1,
                                      1996       1995      1996       1995
                                    --------   -------   --------    -------
                                                  (In millions)
      Sales:
            Aerospace/Government     $131.4     $115.8    $386.8      $356.4
            Industrial                111.1      106.0     336.6       326.4
            Automotive                 56.5       54.9     175.3       180.6
            Intersegment elimination    (.4)       (.4)     (1.2)       (1.0)
                                     ______     ______    ______      ______
            Total                    $298.6     $276.3    $897.5      $862.4
                                     ======     ======    ======      ======
      Operating income:
            Aerospace/Government     $ 20.2     $ (4.9)   $ 38.0      $ 27.0
            Industrial                 23.8       22.7      74.9        74.5
            Automotive                 10.6        9.5      33.0        36.7
                                     ______     ______    ______      ______
            Total segments             54.6       27.3     145.9       138.2

            Corporate unallocated     (10.2)     (11.8)    (30.7)      (28.1)
                                     ______     ______    ______      ______
            Operating income         $ 44.4     $ 15.5    $115.2      $110.1
                                     ======     ======    ======      ======

     Operating income for the third quarter of 1995 included a special charge of $27.0 million. This charge included $23.4 million in the Aerospace/ Government segment and $3.6 million in Corporate Unallocated. Excluding this charge, third quarter and nine months of 1995 operating income for the Aerospace/Government segment would have been $18.5 million and $50.4 million, respectively; and for the total company, $42.5 million and $137.1 million, respectively.

     Results of Operations

     Three Months Ended September 29, 1996 Compared With Three Months Ended October 1, 1995.

     Earnings from continuing operations before extraordinary item were $18.1 million, or 26 cents per common share, in the third quarter of 1996. This compared with a loss of $4.5 million, or 6 cents per common share, in the 1995 third quarter, which included a special charge of $27.0 million primarily to cover the costs of closing the Walbar compressor blade




                                                                            12.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                               September 29, 1996



     facility in Canada. Operating results for the third quarter of 1995 have been reclassified to exclude the results of the discontinued Automotive Business.

     Sales in the quarter ended September 29, 1996, increased 8% to $298.6 million from $276.3 million in the like quarter last year. Operating income was $44.4 million and the operating margin was 14.9% in the 1996 third quarter compared with operating income of $15.5 million and the operating margin of 5.6% a year ago. Excluding the $27.0 million special charge, operating income was $42.5 million and the operating margin was 15.4% in the third quarter of 1995. The 1996 improvement in earnings from continuing operations before income taxes resulted from improved operating results and lower interest expense.

     The Aerospace/Government segment reported operating income of $20.2 million compared with a loss of $4.9 million last year. However, after excluding the special charge from 1995, third quarter 1996 operating income increased 9% on a 13% sales gain. Both operating income and sales in the Industrial segment increased 5%, and the Automotive segment reported a 12% gain in operating income on a 3% sales increase.

     In the Aerospace/Government segment, the divisions serving the aerospace market increased operating income and sales by 27% and 20%, respectively. Walbar, Chandler Evans Control Systems, Menasco, Delavan Gas Turbine and Lewis Engineering reported higher sales and earnings; while Fairbanks Morse Engine posted lower operating results. A strike at Fairbanks Morse Engine lowered company earnings for the third quarter by two cents per share. In the Industrial segment, sales and earnings gains were reported by Garlock Sealing Technologies (formerly Garlock Mechanical Packing) and Garlock Bearings; while Quincy Compressor reported lower results. The Automotive segment benefited from sales and earnings improvements at Holley Performance Products and Farnam Sealing Systems.

     Following is a discussion of the results of operations for the three months ended September 29, 1996 compared with the three months ended October 1, 1995.

     Sales. In the Aerospace/Government segment, sales were $131.4 million compared with $115.8 million a year ago. At Walbar, sales were up significantly on increased shipments of turbine blades and vanes for commercial aircraft engines, and components and assemblies for the locomotive turbocharger market. Also contributing to the higher sales was an increase in demand for spare parts and overhaul services reflecting the aging of commercial aircraft fleets. At Menasco, sales were higher on increased shipments of landing gear systems for the Boeing 777 and McDonnell Douglas MD-80 aircraft and increased demand for overhaul and repair services. Partially offsetting the sales improvement was the discontinuance of shipments to Fokker, which filed for bankruptcy in the first quarter of 1996, and completion of the production contract in 1995 for the Taiwanese fighter program. Sales were higher at Delavan Gas Turbine Products on strong demand for fuel injectors and components from regional airlines, as this segment of the airline industry continues to


                                                                            13.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                               September 29, 1996



     replace large aircraft on short run trips. Chandler Evans Control Systems reported higher sales on increased shipments of fuel controls to original equipment manufacturers. This sales increase was offset in part by completion of shipments in 1995 for the Taiwanese fighter program. Sales were down at Fairbanks Morse Engine due to lower shipments of Alco engines.

     Sales for the Industrial segment were $111.1 million compared with $106.0 million last year. The higher sales primarily reflected the acquisition in December 1995 by Garlock Sealing Technologies of Furon Company's metallic gasket business. Sales were higher at Garlock Bearings on increased demand for the Garfil-Garmex product lines from the automotive market. Sales at Quincy Compressor were down on lower demand for rotary screw air compressors.

     In the Automotive segment, sales were $56.5 million compared with $54.9 million last year. At Farnam Sealing Systems, sales of gaskets were higher to the automotive aftermarket. Holley Performance Products and Stemco Truck Products also reported third quarter sales increases.

     Cost of Sales. Cost of sales increased 12% in the third quarter of 1996. This increase is related to the increased volume of business, costs incurred in connection with the strike at Fairbanks Morse Engine and costs at the metallic gasket business acquired by Garlock Sealing Technologies. As a percent of sales, cost of sales increased to 70.4% from 67.7% last year.

     Selling and Administrative Expense. Selling and administrative expense, including other income and expense, declined 6% and, as a percent of sales, selling and administrative expense was 14.7% in the third quarter compared with 16.9% in 1995.

     Interest and Debt Expense, Net. Interest and debt expense, net declined 24% due to debt repayments with the proceeds received from the sale of the Automotive Business, lower interest rates and the substitution in the first quarter of bank debt at a lower interest rate for 11-1/4% debentures.

     Provision for Income Taxes. The provision for income taxes for the third quarter of 1996 resulted in an effective income tax rate of 34.0%. This compared with a benefit from income taxes, at a rate of 33.9%, on the pretax loss in the third quarter of 1995.

     Extraordinary Item. The extraordinary charge for the three months ended September 29, 1996 resulted from early extinguishment of debt.











                                                                            14.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                               September 29, 1996



     Nine Months Ended September 29, 1996 Compared With Nine Months Ended October 1, 1995.

     Earnings from continuing operations before extraordinary item for the nine months ended September 29, 1996 were $37.4 million, equal to 54 cents per common share, and included a charge of $14.2 million resulting from the Fokker bankruptcy. For the nine months of 1995, earnings from continuing operations before extraordinary item were $27.4 million, or 39 cents per common share, and included a special charge of $27.0 million. Operating results for the nine months ended October 1, 1995 have been reclassified to exclude the results of the discontinued Automotive Business.

     Sales for the nine months of 1996 were $897.5 million compared with $862.4 million in the like period a year ago. Operating income was $115.2 million and the operating margin was 12.8%. Excluding the $14.2 million charge, operating income was $129.4 million with an operating margin of 14.4%. For the nine months of 1995, operating income was $110.1 million and the operating margin was 12.8%. Excluding the $27.0 million special charge, operating income was $137.1 million and the operating margin was 15.9%.

     The Aerospace/Government segment reported a 41% increase in operating income in the nine months of 1996. However, excluding the charge resulting from the Fokker bankruptcy from 1996 and the special charge from 1995, operating income increased 4% over 1995 on a sales increase of 9%. Operating income in the Industrial segment was up slightly on a 3% increase in sales; and in the Automotive segment, operating income was down 10% and sales were down 3%.

     In the Aerospace/Government segment, higher sales and earnings were reported by Walbar, Chandler Evans Control Systems and Delavan Gas Turbine Products; while Menasco and Fairbanks Morse Engine reported lower results. Walbar's results benefited from the phaseout of its unprofitable compressor blade facility in Canada. Walbar's remaining operations posted strong gains. In the Industrial segment, Garlock Sealing Technologies, Garlock Bearings, Plastomer Products and Haber Tool reported improved operating income on higher sales; which were partially offset by lower results reported by Quincy Compressor and Delavan Commercial Products. The Automotive segment was affected by lower sales and earnings at Stemco Truck Products and Farnam Sealing Systems.

     Following is a discussion of the results of operations for the nine months ended September 29, 1996 compared with the nine months ended October 1, 1995.

     Sales. In the Aerospace/Government segment, sales were $386.8 million compared with $356.4 million a year ago. At Walbar, sales were up significantly on increased shipments of turbine blades and vanes for commercial aircraft engines, and components and assemblies for the locomotive turbocharger market. Also contributing to the higher sales was an increase in demand for spare parts and overhaul services reflecting the aging of commercial aircraft fleets. Sales were higher at Delavan Gas



                                                                            15.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                               September 29, 1996



     Turbine Products on strong demand for fuel injectors and components from regional airlines. Chandler Evans Control Systems reported higher sales on increased shipments of fuel controls to original equipment manufacturers and on increased demand for spare parts. This sales increase was offset in part by completion of shipments in 1995 for the Taiwanese fighter program. Sales were down at Menasco due to lower shipments to Fokker and completion of the production contract in 1995 for the Taiwanese fighter program. Partially offsetting the sales decline at Menasco were increased shipments of landing gear systems for the Boeing 777 and McDonnell Douglas MD-80 aircraft and increased demand for overhaul and repair services.

     Sales for the Industrial segment were $336.6 million compared with $326.4 million last year. The higher sales primarily reflected the acquisition by Garlock Sealing Technologies of Furon Company's metallic gasket business. Sales were higher at Plastomer Products and Garlock Bearings, while Quincy Compressor and Delavan Commercial Products reported lower sales.

     In the Automotive segment, sales were $175.3 million compared with $180.6 million last year. Demand was down for Stemco's hub oil seals from both the truck and trailer original equipment and aftermarket.

     Cost of Sales. Cost of sales increased 9% in the nine months ended September 29, 1996. This increase was attributable to a $12.8 million charge resulting from the filing for bankruptcy by Fokker. Also contributing to the increase were higher sales, a provision for that portion of asbestos product liability claims and related litigation costs not covered by insurance, cost incurred in connection with the strike at Fairbanks Morse Engine, and costs related to the acquired metallic gasket business. The $12.8 million charge for the Fokker bankruptcy covers nonrecurring development costs, vendor claims, losses on foreign exchange contracts and write-off of inventories related to the Fokker 70 and 100 aircraft programs. As a percentage of sales, cost of sales increased to 70.9% from 67.5% last year.

     Selling and Administrative Expense. Selling and administrative expense, including other income and expense, increased 1% due to a $1.4 million charge for the Fokker bankruptcy covering the write-off of receivables related to the Fokker 70 and 100 aircraft programs, and to costs related to the acquired metallic gasket business. As a percent of sales, selling and administrative expense was 16.2% in 1996 compared with 16.6% in 1995.

     Interest and Debt Expense, Net. Interest and debt expense, net declined 14% due to debt repayments with the proceeds received from the sale of the Automotive Business, lower interest rates and the substitution in the first quarter of bank debt at a lower interest rate for 11-1/4% debentures.

     Provision for Income Taxes. The provision for income taxes for the nine months ended September 29, 1996 resulted in an effective income tax rate of 34% compared with 35.6% for last year.





                                                                            16.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                               September 29, 1996



     Discontinued Operations. On June 17, 1996, Coltec completed the sale of its Automotive Business to Borg-Warner Automotive for $283.0 million in cash, which resulted in an after-tax gain of $34.5 million, or 49 cents per common share, net of liabilities retained, transaction costs and obligations related to the sale. Net sales of the discontinued Automotive Business were $55.9 million for the three months ended October 1, 1995, and $128.9 million and $187.6 million for the nine months ended September 29, 1996 and October 1, 1995, respectively. Reference is made to Note 2 of the Notes to Financial Statements.

     Extraordinary Item. The extraordinary charges for both the nine months of 1996 and 1995 resulted from early extinguishment of debt.



     Liquidity and Financial Position

     At September 29, 1996, total debt was $713.1 million compared with $945.8 million at year-end 1995. The negative balance in shareholders' equity of $403.3 million compares with a negative balance of $453.8 million at December 31, 1995. Cash and cash equivalents were $12.4 million compared with $3.9 million at year-end 1995. Working capital was $196.9 million and the current ratio was 1.73. This compares with working capital of $208.9 million and a current ratio of 1.91 at December 31, 1995.

     In the first nine months of 1996, Coltec generated $47.8 million of cash from operating activities compared with $39.9 million last year. The higher cash generated from operations in 1996 was due to lower working capital requirements, offset in part by the net payment of $21.7 million for asbestos-related matters compared with net receipts of $8.9 million last year. Included in receivables at September 29, 1996 and December 31, 1995 were $82.0 million and $53.7 million, respectively, of receivables due from insurance carriers for asbestos product liability claims and related litigation costs. Excluding these amounts, receivables increased 18% to $139.1 million and receivables days outstanding were 41 days at September 29, 1996, compared with 40 days at year-end 1995.

     In addition to the $47.8 million of cash generated from operating activities in the first nine months of 1996, Coltec received $258.4 million of cash, net of expenses and taxes, from the sale of the Automotive Business. These funds were used to reduce indebtedness, primarily bank debt, by $235.4 million, invest $29.7 million in capital expenditures and purchase 2,603,900 shares of Coltec's common stock for $37.5 million. With borrowings under its credit agreement, Coltec expects to purchase some portion of high-yield debt and up to an additional $52.5 million of its common shares.

     The liabilities of discontinued operations, including the current portion, were $188.2 million at September 29, 1996 compared with $29.5 million at year-end 1995. This increase covers liabilities and obligations related to the sale of the Automotive Business.



                                                                            17.
                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                               September 29, 1996



PART II OTHER INFORMATION

Item 1. Legal Proceedings.

        Coltec and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, Coltec has been notified that it is among the Potentially Responsible Parties under the federal Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or similar state laws, for the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. See Note 5 of the Notes to Financial Statements.


Item 6. Exhibits and Reports on Form 8-K.

        (a)10.1  Amendment No. 2 to the Benefits Equalization Plan.
           10.2  Amendment No. 1 to the Supplemental Retirement Savings Plan.
           10.3 Form of Employment Agreement between Coltec and David Harrison dated July 11, 1996.
           27.1  Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the quarter ended September 29, 1996 by Coltec.






























                                                                            18.









                                S I G N A T U R E




     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   COLTEC INDUSTRIES INC
                                                         (Registrant)



                                             by      David D. Harrison
                                                _____________________________
                                                     David D. Harrison
                                                  Executive Vice President,
                                                   Finance and Treasurer









Date:  November 11, 1996

















                                                                           19.


                                             EXHIBIT 10.1


                        AMENDMENT NO. 2
                             TO THE
                   BENEFITS EQUALIZATION PLAN
                    OF COLTEC INDUSTRIES INC



Pursuant to a resolution duly adopted by the Board of Directors of Coltec Industries Inc, the Benefits Equalization Plan of Coltec
Industries Inc is hereby amended as follows, effective as of the date of adoption of this amendment:

1. Section 4.1 is amended by the addition of a new paragraph at the end thereof, to read as follows:

     "Notwithstanding the foregoing, in the case of any Employee who (i) begins retirement on or after January 1, 1997 or (ii) began retirement prior to January 1, 1997, was a director of the Corporation at retirement, continued to serve as a director of the Corporation thereafter, is presently a director of the Corporation and ceases to be a director after January 1, 1997, payment of any supplemental benefit under
     Article II of the Plan shall be made in a lump sum as soon as administratively feasible after the Employee's retirement or after ceasing to be a director of the Corporation; provided, however, that if the Employees gives a written notification to the Corporation not less than 90 days prior to his Annuity Starting Date under the Retirement Plan that he elects not to receive payment of any supplemental benefit under Article II of the Plan in a lump sum, such payment shall instead be made at the same time in the same form and to the same person or persons as payment of allowances under the Retirement Plan. The amount of such lump sum distribution shall be determined using the factors that would be used for valuing a single sum distribution under the Retirement Plan as of the date of valuation. Such lump sum shall be in lieu of all supplemental benefits under Article II of the Plan, but shall have no effect on the form, timing, or amount of any distribution made under the Retirement Plan.

2. A new Article VII is added immediately following Article VI, to read in its entirety as follows:

                           ARTICLE VII

7.1 Notwithstanding anything to the contrary contained in this Plan, the provisions of this Article VII shall apply in the event of a Change in Control or a Potential Change in Control, as defined below.

     (a)  A "Change in Control" shall be deemed to occur:

          (1) upon the acquisition, other than from the Corporation, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20 percent or more of either the then outstanding shares of common stock of the Corporation or the combined voting securities of the Corporation entitled to vote generally in the election of directors; provided, however, that for any individual, entity or group that has a beneficial ownership in shares of common stock or voting securities as of the date of adoption of this Article VII, a Change in Control shall occur only upon the acquisition of an additional 20 percent or more of the total outstanding shares of common stock or voting securities; or

          (2) when individuals who, as of the date of the adoption of this Article VII, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connections with an actual or threatened election contest relating to the election of the directors of the Corporation (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

          (3) upon the approval by the shareholders of the Corporation of (i) a reorganization, merger or consolidation, in each case, with respect to which the individuals and entities who were the respective beneficial owners of the common stock and voting securities of the Corporation immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 50 percent of, respectively, the then outstanding shares of common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation; (ii) a complete liquidation or dissolution of the Corporation; or (iii) the sale or other disposition of all or substantially all of the assets of the Corporation.

     (b)  A "Potential Change in Control" shall be deemed to occur:

          (1) at the time the Corporation enters into an agreement, the consummation of which would result in the occurrence of a Change in Control; or

          (2) at the time the Corporation or any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act publicly announces an intention to take actions which, if consummated, would constitute a Change in Control; or

          (3) if the Board in its discretion determines, based on facts and circumstances, that there is a possible
               Change in Control.

7.2 Upon the occurrence of Potential Change in Control, the Corporation shall set aside in a grantor trust, either existing or to be established, an amount equal to the outstanding benefit obligations under the Plan as of the date of the Potential Change in Control, less any amounts previously set aside in a grantor trust to provide benefits under the Plan.

     If a Change in Control does not occur within a reasonable time from the date such funds are set aside, the funds, adjusted for any gains or losses, shall revert to the Corporation.

7.3 Upon the occurrence of a Change in Control, each Employee who has accrued or been allocated a benefit under the Plan as of the date of the Change in Control or the related Potential Change in Control shall become fully vested in his benefit under the Plan.

7.4 As soon as administratively practicable after the later of the adoption of this Article VII or the date an Employee first accrues or is allocated a benefit under the Plan, the Committee shall provide each such Employee with an opportunity to make an irrevocable election to receive an immediate lump sum distribution of his entire vested benefit under the Plan as of the date of a Change in Control, or to receive his benefit in the manner otherwise provided under the Plan as if no Change in Control had occurred. The receipt of such a lump sum benefit upon a Change in Control shall in no way affect the right of the Employee to continue to participate in the Plan following such distribution.

7.5 As soon as administratively practicable after the adoption of this Article VII, the Committee shall provide each participant then in receipt of periodic benefits under the Plan or who terminated service with a right to a benefit under the Plan with an opportunity to make an irrevocable election to receive, upon a Change in Control, an immediate lump sum distribution of his remaining benefit under the Plan or to continue to receive benefit payments as if no Change in Control had occurred.

7.6 Within the 30 day period following a Change in Control, any Employee who did not elect to receive a lump sum distribution under Section 7.4, may elect to receive a lump sum distribution in an amount equal to his total benefit under the Plan reduced by a percentage equal to the LIBOR rate as of the date of the Change in Control plus one percent. Such distribution shall be in lieu of all remaining benefits under the Plan.

7.7 For purposes of valuing any lump sum distribution of a supplemental benefit under Article II of the Plan under Sections 7.4, 7.5 or 7.6, the mortality factor shall be that used under the Retirement Plan as of the Change in Control date, and the interest rate shall be the annual 30-year U.S. treasury rate published by the Board of Governors of the Federal Reserve System for the month preceding the month containing the Change in Control date.





                                             EXHIBIT 10.2


                        AMENDMENT NO. 1
                             TO THE
              SUPPLEMENTAL RETIREMENT SAVINGS PLAN
                    OF COLTEC INDUSTRIES INC



Pursuant to a resolution duly adopted by the Board of Directors of Coltec Industries Inc, the Supplemental Retirement Savings Plan of Coltec Industries Inc is hereby amended as follows, effective as of the date of adoption of this amendment:

1. Section 4.1 is amended by the addition of a new paragraph at the end thereof, to read as follows:

     "Notwithstanding the foregoing, in the case of any Employee who (i) begins retirement on or after January 1, 1997 or (ii) began retirement prior to January 1, 1997, was a director of the Corporation at retirement, continued to serve as a director of the Corporation thereafter, is presently a director of the Corporation and ceases to be a director after January 1, 1997, payment of any supplemental benefit under
     Article II of the Plan shall be made in a lump sum as soon as administratively feasible after the Employee's retirement or after ceasing to be a director of the Corporation; provided, however, that if the Employees gives a written notification to the Corporation not less than 90 days prior to his Annuity Starting Date under the Retirement Plan that he elects not to receive payment of any supplemental benefit under Article II of the Plan in a lump sum, such payment shall instead be made at the same time in the same form and to the same person or persons as payment of allowances under the Retirement Plan. The amount of such lump sum distribution shall be determined using the factors that would be used for valuing a single sum distribution under the Retirement Plan as of the date of valuation. Such lump sum shall be in lieu of all supplemental benefits under Article II of the Plan, but shall have no effect on the form, timing, or amount of any distribution made under the Retirement Plan.

2. A new Article VII is added immediately following Article VI, to read in its entirety as follows:


                           ARTICLE VII

7.1 Notwithstanding anything to the contrary contained in this Plan, the provisions of this Article VII shall apply in the event of a Change in Control or a Potential Change in Control, as defined below.

     (a)  A "Change in Control" shall be deemed to occur:

          (1) upon the acquisition, other than from the Corporation, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20 percent or more of either the then outstanding shares of common stock of the Corporation or the combined voting securities of the Corporation entitled to vote generally in the election of directors; provided, however, that for any individual, entity or group that has a beneficial ownership in shares of common stock or voting securities as of the date of adoption of this Article VII, a Change in Control shall occur only upon the acquisition of an additional 20 percent or more of the total outstanding shares of common stock or voting securities; or

          (2) when individuals who, as of the date of the adoption of this Article VII, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connections with an actual or threatened election contest relating to the election of the directors of the Corporation (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

          (3) upon the approval by the shareholders of the Corporation of (i) a reorganization, merger or consolidation, in each case, with respect to which the individuals and entities who were the respective beneficial owners of the common stock and voting securities of the Corporation immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 50 percent of, respectively, the then outstanding shares of common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation; (ii) a complete liquidation or dissolution of the Corporation; or (iii) the sale or other disposition of all or substantially all of the assets of the Corporation.

     (b)  A "Potential Change in Control" shall be deemed to occur:

          (1) at the time the Corporation enters into an agreement, the consummation of which would result in the occurrence of a Change in Control; or

          (2) at the time the Corporation or any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act publicly announces an intention to take actions which, if consummated, would constitute a Change in Control; or

          (3) if the Board in its discretion determines, based on facts and circumstances, that there is a possible
               Change in Control.

7.2 Upon the occurrence of Potential Change in Control, the Corporation shall set aside in a grantor trust, either existing or to be established, an amount equal to the outstanding benefit obligations under the Plan as of the date of the Potential Change in Control, less any amounts previously set aside in a grantor trust to provide benefits under the Plan.

     If a Change in Control does not occur within a reasonable time from the date such funds are set aside, the funds, adjusted for any gains or losses, shall revert to the Corporation.

7.3 Upon the occurrence of a Change in Control, each Employee who has accrued or been allocated a benefit under the Plan as of the date of the Change in Control or the related Potential Change in Control shall become fully vested in his benefit under the Plan.

7.4 As soon as administratively practicable after the later of the adoption of this Article VII or the date an Employee first accrues or is allocated a benefit under the Plan, the Committee shall provide each such Employee with an opportunity to make an irrevocable election to receive an immediate lump sum distribution of his entire vested benefit under the Plan as of the date of a Change in Control, or to receive his benefit in the manner otherwise provided under the Plan as if no Change in Control had occurred. The receipt of such a lump sum benefit upon a Change in Control shall in no way affect the right of the Employee to continue to participate in the Plan following such distribution.

7.5 As soon as administratively practicable after the adoption of this Article VII, the Committee shall provide each participant then in receipt of periodic benefits under the Plan or who terminated service with a right to a benefit under the Plan with an opportunity to make an irrevocable election to receive, upon a Change in Control, an immediate lump sum distribution of his remaining benefit under the Plan or to continue to receive benefit payments as if no Change in Control had occurred.

7.6 Within the 30 day period following a Change in Control, any Employee who did not elect to receive a lump sum distribution under Section 7.4, may elect to receive a lump sum distribution in an amount equal to his total benefit under the Plan reduced by a percentage equal to the LIBOR rate as of the date of the Change in Control plus one percent. Such distribution shall be in lieu of all remaining benefits under the Plan.

7.7 For purposes of valuing any lump sum distribution of a supplemental benefit under Article II of the Plan under Sections 7.4, 7.5 or 7.6, the mortality factor shall be that used under the Retirement Plan as of the Change in Control date, and the interest rate shall be the annual 30-year U.S. treasury rate published by the Board of Governors of the Federal Reserve System for the month preceding the month containing the Change in Control date.





                                             EXHIBIT 10.3




                       EMPLOYMENT AGREEMENT




     Agreement dated July 11, 1996, between David Harrison (the
"Executive") and Coltec Industries Inc, a Pennsylvania corporation (the "Corporation").

     WHEREAS, the Executive and the Corporation desire to set forth the terms and conditions upon which the Executive shall be employed by the Corporation.

     NOW, THEREFORE, in consideration of the foregoing and the mutual promises herein contained, the parties agree as follows:

1.   Employment Term

     The Corporation agrees to employ the Executive and the Executive agrees to be employed by the Corporation, upon the terms and conditions contained in this Agreement, for a period of four years commencing on August 1, 1996 and terminating on July 31, 2000 (the "Contract Period"). The Contract Period shall be subject to earlier termination in accordance with the provisions set forth in Section 5 below.

2.   Duties

 2.1 The Executive shall serve, subject to the supervision and control of the Corporation's Chief Executive Officer, as Executive Vice President, Finance and Chief Financial Officer of the Corporation with the responsibilities and authority, and status and perquisites which have consistent with past practice, been delegated or granted by the Corporation to an employee holding such position(s) or which are customarily delegated or granted by similarly situated corporations to an employee holding these position(s). If Executive is appointed to additional offices by the Corporation during the Contract Period, the Executive shall have the responsibilities and authority, and status and perquisites consistent with the past practices of the Corporation or which are customarily delegated or granted by similarly situated corporations to an employee holding such position(s). Executive shall also perform any additional lawful services and assume any reasonable additional responsibilities, not inconsistent with his position, as shall from time to time be assigned to him by the Board of Directors of the Corporation (the "Board") or the Chief Executive Officer.

 2.2 Executive agrees that during the Contract Period, he shall devote substantially all of his full working time and attention and give his best effort, skill and abilities exclusively to the business and interests of the Corporation; provided, however, that the foregoing shall not be construed to prohibit Executive's service as a (i) director or officer of any trade association, civic, educational or charitable organization or governmental entity or, subject to approval by the Board, as (ii) a director of any corporation which is not a competitor of the Corporation, provided that such service by Executive does not materially interfere with the performance by Executive of the responsibilities delegated under Section
     2.1 above.

 2.3 Executive shall carry out all responsibilities delegated in
     Section 2.1 above at the Company's headquarters at 430 Park Avenue, New York, New York, until such headquarters location is changed to Charlotte, North Carolina, which is scheduled to occur on or about October 1, 1996, or at such other office or location within the continental United States as the Board may, from time to time, deem appropriate after consultation with Executive, except for travel reasonably required in the performance of Executive's responsibilities.

3.   Compensation and Benefits

     Throughout the term hereof, unless otherwise specifically provided elsewhere herein:

 3.1 Executive shall (i) receive an annual salary of $370,000 and shall have the opportunity for periodic increases in accordance with the Corporation's regular practices, (ii) be granted 12,000 Performance Units under the Corporation's 1994 Long-Term Incentive Plan for the 1996 Performance Cycle under said plan and (iii) be granted stock options under the Corporation's 1992 Stock Option and Incentive Plan covering an aggregate of 250,000 shares exercisable in five equal annual installments commencing one year from the date of grant (in accordance with the provisions of said plan, the option price will be the Fair Market Value on the date of grant by the committee administering the plan).

 3.2 Executive shall be entitled to participate, to the extent determined by the Board, in all currently existing and future incentive compensation plans of the Corporation including, but not limited to: the Annual Incentive Plan for Certain Employees of Coltec Industries Inc and Its Subsidiaries, the 1994 Long-Term Incentive Plan of Coltec Industries Inc and the Coltec Industries Inc 1992 Stock Option and Incentive Plan (the "Incentive Compensation Plans"), provided, however, that the Executive's participation in all incentive compensation plans shall be at a level customarily approved by the Board for an employee with Executive's responsibilities. Any payment to Executive under an Incentive Compensation Plan shall be calculated and made in accordance with the provisions of the respective plan, except as elsewhere provided for in this Agreement.

 3.3 Executive shall be entitled to receive all employee benefits, fringe benefits and perquisites (including but not limited to the use of company cars, club memberships and financial planning services ("Company Perquisites")) customarily made available to an employee with Executive's responsibilities, and Executive shall be entitled to participate in all applicable group, life, health, disability and accident insurance plans and programs including, and not limited to, the Retirement Savings Plan, the Retirement Program, Benefits Equalization Plan (the "BE Plan") and Family Protection Plan as well as any other applicable Corporation benefit plans and programs maintained currently upon terms and at levels no less favorable than now exist or that shall be established or maintained in the future for employees generally or for the Corporation's executives.

 3.4 Executive shall be entitled to annual vacation and holidays in accordance with the Corporation's established practice for its employees.


 3.5 The Executive shall be entitled to receive reimbursement for all reasonable out-of-pocket expenses incurred in performing his responsibilities delegated in Section 2.1 above, provided that the Executive properly accounts for such expenses in accordance with the Corporation's established policies and the requirements of the Internal Revenue Code of 1986, as amended.

4.   Indemnification

     The Executive shall be entitled to indemnification by the Corporation to the fullest extent permitted by law in respect of any actions or omissions which Executive has taken or has failed to take as an employee, officer or director of the Corporation while carrying out the responsibilities delegated under Section 2.1 above.

5.   Termination of Employment

     The Contract Period shall terminate prior to its term on the Date of Termination as defined in Sections 5.2 or 5.3 below following receipt by the Executive or the Corporation, as the case may be, of a Notice of Termination as defined in Section
     5.1 below.

5.1 "Notice of Termination" shall mean any purported termination of Executive's employment by the Corporation or by Executive which shall be communicated by written notice to the other party hereto in accordance with Section 8 of this Agreement, and which shall (1) indicate the specific termination provision in this Agreement relied upon, (2) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, and (3) set forth the date on which the Executive's employment with the Corporation shall terminate.

5.2  "Date of Termination" shall mean:

     (a) thirty (30) days after Notice of Termination is given for termination of employment due to Disability; provided that Executive shall not have returned to the full-time performance of his duties during such thirty (30) day period;

     (b)  the date of death in the event of Executive's death;

     (c) at least thirty days (30) but not more than sixty (60) days after Notice of Termination is given for termination of employment for Good Reason in respect of a termination covered by Sections 6.6 or 6.7 below;

     (d) at least fifteen days (15) after Notice of Termination is given for termination of employment for Cause;

     (e) at least fifteen days (15) after Notice of Termination is given for retirement after the age of 55 years but before the age of 65 years to the extent such retirement is permitted under the Retirement Savings Plan, the Retirement Program or the BE Plan ("Early Retirement"); or

     (f) the date specified in the Notice of Termination for termination of employment for any other reason.

5.3 This Agreement shall automatically terminate upon the earlier of Executive's 65th birthday or the receipt by the Corporation of a Notice of Termination for Early Retirement as provided in Paragraph 5.2(e) above ("Retirement Termination").

6.   Compensation Upon Termination or During Disability

 6.1 For purposes of this Agreement, "Disability", "Cause", "Good
     Reason" and "Change-in-Control" shall have the meanings set forth below:

     (a) Disability - If, as a result of Executive's incapacity due to physical or mental illness, Executive shall have become eligible for benefits under the applicable long-term disability plan or policy of the Corporation, Executive's employment may be terminated by the Corporation for "Disability".

     (b) Cause - Termination by the Corporation of Executive's employment for "Cause" shall mean termination upon:

          (i) the prolonged or repeated absence from duty without the consent of the Board for reasons other than the Executive's incapacity due to physical or mental illness;

         (ii) the acceptance by Executive of a position with another employer which conflicts with his duties as an employee of the Corporation without the consent of the Board;

        (iii) the willful engaging by Executive in conduct relating to the Corporation which is demonstrably and materially injurious to the Corporation after a written demand for cessation of such conduct is delivered to Executive by the Board, which demand specifically identifies the manner in which the Board believes the Executive has engaged in such conduct and the injury to the Corporation;

         (iv) a willful material breach of an established written policy or procedure of the Corporation;

          (v) Executive's conviction for a crime involving moral turpitude; or

         (vi)  the breach of Executive's Agreement set forth in
               Section 10.1 below.

          For purposes of this Paragraph, no act, or failure to act, on Executive's part shall be deemed "willful" unless knowingly done, or omitted to be done, by Executive not in good faith and without reasonable belief that Executive's action or omission was in the best interests of the Corporation.

     (c) Good Reason - Executive shall be entitled to terminate his employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean the occurrence, without Executive's express written consent, of any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination (as defined in Section 5.2 above), specified in the Notice of
          Termination:

          (i) the terms of this Agreement are materially adversely altered by action of the Corporation or the Corporation breaches in any material respect any of its agreements set forth herein;

         (ii) the failure of the Corporation to obtain a satisfactory agreement, required in Section 8 below, from any successor to assume and perform this Agreement (a copy of the agreement evidencing such assumption shall be provided by the Corporation to Executive);

        (iii) any purported termination of Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements set forth in Section 5 above; for purposes of this Agreement, no such purported termination shall be effective; or

         (iv) Executive makes a determination in good faith that the cumulative effect of actions by one or more of the members of the Board or their agents or associates constitutes harassment or unreasonable interference with the performance of Executive's day-to-day duties under this Agreement (after a written demand for cessation of such actions is delivered by Executive to the Chief Executive Officer and to the Board which demand specifically identifies the manner in which Executive believes that such Chief Executive Officer or Board members (or their agents or associates) have harassed Executive or unreasonably interfered with Executive's ability to perform his day-to-day duties); provided, however, that appropriate involvement of the Chief Executive Officer or the Board members in regular reviews of those items which have, consistent with the Corporation's past practices, been normally within the purview of the Chief Executive Officer or Board's responsibilities as well as any bona fide business disagreements between the Executive and the Corporation shall not be taken into account by Executive in making his determination under this Agreement.

          (v) Relocation of the Executive's place of employment to a location outside the continental United States or relocation of the Executive's place of employment within the continental United States without reimbursing Executive his cost of relocation at a level at least as favorable as that provided under the Corporation's policy and practice in effect on the date of this Agreement.

          Executive's right to terminate his employment pursuant to this Paragraph shall not be affected by his incapacity due to physical illness. In addition, Executive's continued employment with the Corporation shall not constitute waiver of Executive's rights under this Paragraph (c) nor constitute consent to any act or omission by the Corporation constituting Good Reason.

     (d) Change-in-Control - A Change-in-Control shall be deemed to occur as of the date on which any of the following occur:

          (i) the acquisition, other than from the Corporation, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20 percent or more of either the then outstanding shares of common stock of the Corporation or the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors; provided, however, that for any individual, entity or group that has a beneficial ownership in shares of common stock as of the date hereof, a Change in Control shall only occur upon the acquisition of an additional 20 percent or more of the total outstanding shares of common stock; or

          (ii) Individuals who, as of the date of this Agreement, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Corporation (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

        (iii)  Approval by the shareholders of the Corporation of
               (1) a reorganization, merger or consolidation, in each case, with respect to which the individuals and entities who were the respective beneficial owners of the common stock and voting securities of the Corporation immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 50 percent of, respectively, the then outstanding shares of common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation; (2) a complete liquidation or dissolution of the Corporation; or of (3) the sale or other disposition of all or substantially all of the assets of the Corporation.

 6.2 During any period of Disability and until the earlier of the end of the Contract Period or Executive's death, Executive shall receive all accrued but unpaid salary plus all amounts or benefits payable or due to him (including a pro rata share under Incentive Compensation Plans earned during the year in which the Disability occurs) under the Corporation's compensation and benefit plans and programs in which Executive is participating at the commencement of any such period, plus an additional payment from the Corporation (if necessary) such that the aggregate amount received by Executive in the nature of salary continuation from all sources equals Executive's base salary at the rate in effect at the commencement of any such period. Thereafter, Executive shall be entitled to participate in all applicable group, life, Family Protection Plan, health, disability and accident insurance plans and programs as well as any other applicable Corporation benefit plans and programs (including, but not limited to the 1992 Stock Option and Incentive Plan) in accordance with the terms of such plans and programs; provided that such terms shall not be less advantageous to Executive than the terms in effect as of the date hereof.

 6.3 If Executive's employment shall be terminated by reason of Executive's death, the Executive shall be entitled to the benefits provided below:

     (a) The Corporation shall pay to Executive's estate as soon as practicable after the date of Executive's death, Executive's full base salary through the date of Executive's death, at the rate in effect at the time of Executive's death, plus all other amounts to which Executive is entitled under any benefit or compensation plan of the Corporation including, but not limited to, a pro rata share under Incentive Compensation Plans earned during the year in which Employee's death occurs.

     (b) After Executive's death, Executive's beneficiaries shall be entitled to participate in all applicable group, life, health, disability and accident insurance plans and programs as well as any other applicable Corporation benefit plans and programs including, but not limited to, the 1992 Stock Option and Incentive Plan, in accordance with the terms of such plans and programs.


 6.4 If Executive's employment shall be terminated as a result of a Retirement Termination or as a result of a voluntary resignation for other than Good Reason ("Resignation"), then Executive shall receive all accrued but unpaid salary plus all amounts payable to him under the Corporation's compensation (including, but not limited to a pro rata share under Incentive Compensation Plans earned during the year the Retirement Termination or Resignation occurs) and benefit plans and programs in which Executive is participating at the time the Retirement Termination or Resignation becomes effective. In the event of a Retirement Termination, Executive shall be entitled to participate in all retirement and other plans and programs effective on the Date of Termination to which he is eligible in accordance with their terms.

6.5 If Executive's employment shall be terminated by the Corporation for Cause, then Executive shall be entitled to the following benefits:

     (a) The Corporation shall pay Executive's full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given plus all other amounts to which Executive is entitled under any benefit or compensation plan of the Corporation, excluding any bonus, other incentive compensation and vacation pay, if any, otherwise payable to Executive pursuant to the terms of the applicable plan or program of the Corporation, at the time such payments are due.

     (b) Executive shall be entitled to participate in all applicable group, life, health, disability and accident insurance plans and programs, only to the extent required by the terms of such plans, or only to the extent required by Federal or state law.

 6.6 If Executive's employment shall be terminated (1) by the Corporation for other than Cause, (2) by Executive for Good Reason other than Good Reason as specified in Section 6.7 below ("Section 6.7 Good Reason") then Executive shall be entitled to the following benefits:

     (a) The Corporation shall pay Executive, as soon as practicable following the Date of Termination a sum equal to Executive's full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given plus all other amounts to which Executive is entitled under any benefit or compensation plan of the Corporation (including but not limited to a pro rata share under Incentive Compensation Plans earned during the year in which employment is terminated).

     (b) The Corporation shall pay Executive as soon as practicable following the Date of Termination an additional payment equal to the sum of Executive's full base salary plus the highest annual bonus received by the Executive or by any individual serving as Executive Vice President, Administration of the Corporation during any of the three previous years multiplied by the higher of two (2) or the number of years (including fractions thereof) remaining under the Contract Period.

     (c) At Executive's option and as soon as practicable after his request, the Corporation shall pay to Executive a sum of money equal to the value of Executive's accrued balance of the BE Plan.

     (d) For the longer of two years from the Date of Termination or until the end of the Contract Period the Corporation shall continue to make available to Executive all Company Perquisites, or, in the alternative, the Corporation shall pay to Executive as soon as practicable after Date of Termination a sum of money reasonably approximating the cash value of the Company Perquisites. Additionally, for such period of time Executive shall, subject to
          Section 6.9, be allowed to participate in all applicable group, life, health, disability and accident insurance plans and programs as well as any other applicable Corporation benefit plans and programs (including but not limited to the 1992 Stock Option and Incentive Plan) as if he were an active employee (limited, in the case of coverage under life insurance plans, to the level of coverage that the Corporation is able to obtain on Executive's behalf based upon the annual premium cost of providing Executive with life insurance during Executive's last twelve months of employment with the Corporation), in which Executive was participating 30 days prior to the time Notice of Termination is given or comparable plans substituted therefor; provided, however, that if Executive is ineligible (e.g., by operation of law or the terms of the applicable plan) to continue to participate in any such plan, the Corporation will provide Executive with a comparable level of compensation or benefit.

6.7 If Executive's employment by the Corporation shall be terminated by Executive for Good Reason where Executive has given Notice of Termination to the Corporation within two years from the occurrence of an event constituting a Change-of-Control, then Executive shall be entitled to the benefits provided below.

     (a) The Corporation shall pay Executive his full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which Executive is entitled under any benefit or compensation plan of the Corporation (including but not limited to a pro rata share under Incentive Compensation Plans earned during the year in which employment is terminated).

     (b) In lieu of any further base salary payments to Executive for period subsequent to the Date of Termination, the Corporation shall pay to Executive as severance pay a lump sum equal to four times (4x) the sum of Executive's full base salary for one calendar year at the rate in effect immediately prior to the time Notice of Termination is given plus the highest annual bonus received by the Executive or any individual serving as Executive Vice President, Finance of the Corporation during any of the three preceding calendar years.

     (c) In lieu of any further participation by Executive in the Family Protection Plan, the Corporation shall transfer to Executive a fully paid up insurance policy or policies then insuring the life of the Executive pursuant to the terms of the Family Protection Plan, plus an amount of money (the "Tax Adjustment") calculated to reimburse Executive for any local, state or Federal income or other taxes which he may be liable as a result of receiving the insurance policy or policies and the Tax Adjustment amount.

     (d) At Executive's option and as soon as practicable after his request, the Corporation shall pay Executive a sum of money equal to the value of Executive's accrued balance of the BE Plan.

     (e) For four years from the Date of Termination the Corporation shall continue to make available to Executive all Company Perquisites, or, in the alternative, the Corporation shall pay to Executive as soon as practicable after the Date of Termination a sum of money reasonably approximating the cash value of the Company Perquisites. Additionally, Executive shall, subject to Section 6.9, be allowed to participate in all applicable group, life, health, disability and accident insurance plans and programs as well as any other applicable Corporation benefit plans and programs (including, but not limited to the 1992 Stock Option and Incentive Plan) as if he were an active employee (limited, in the case of coverage under life insurance plans, to the level of coverage that the Corporation is able to obtain on Executive's behalf based upon the annual premium cost of providing Executive with life insurance during Executive's last twelve months of employment with the Corporation), in which Executive was participating 30 days prior to the time Notice of Termination is given or comparable plans substituted therefor; provided, however, that if Executive is ineligible (e.g., by operation of law or the terms of the applicable plan) to continue to participate in any such plan, the Corporation will provide Executive with a comparable level of compensation or benefit.

 6.8 In addition to the benefits set forth in Sections 6.6 and 6.7, in the event that Executive's employment shall be terminated
     (1) by the Corporation for other than Cause, (2) by Executive for Good Reason other than Section 6.7 Good Reason, or (3) by Executive for Section 6.7 Good Reason then:

     (a) The Company shall also pay to Executive all reasonable legal fees and expenses incurred by Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination (including cost associated with legal consultation even if no actual contest or dispute results) or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), to any payment or benefit provided hereunder), except any such fees or expenses incurred by Executive in seeking to enforce a claim which is determined by an arbitrator, pursuant to
          Section 14 below, to have been frivolous in nature or not brought or pursued in good faith.

     (b) In the event that Executive becomes entitled to payments under the provisions of either Section 6.6 or 6.7 (the
          "Severance Payments"), if Executive will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code, the Corporation shall pay to Executive at the time or times specified in Paragraph (h) below, an additional amount (the "Gross-Up Payment") such that the net amount retained by Executive, after deduction of (i) any additional Excise Tax payable by Executive as a result of Executive's receipt of the Severance Payments and (ii) any additional federal, state and local income tax and Excise tax payable by Executive as a result of Executive's receipt of the Gross-Up Payments shall be equal to the Severance Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax and the amount of such Excise
          Tax, (i) the Severance Payments, payments provided for in this paragraph and any other payments or benefits received or to be received by Executive in connection with a Change-in-Control of the Corporation or Executive's termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Corporation, any person whose actions result in a Change-in-Control or any person affiliated with the Corporation or such person) shall be treated as "parachute payments" within the meaning of
          Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) shall be treated as subject to the Excise Tax, unless and to the extent that in the opinion of tax counsel selected by the Corporation's independent auditors and acceptable to Executive, such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) and represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of
          Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax, (ii) the amount of the Severance Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Severance Payments or (B) the amount of excess parachute payments within the meaning of
          Section 280G(b)(1) (after applying clause (i) above),
          (iii) any payment pursuant to this Paragraph shall be treated as subject to the Excise Tax in its entirety and
          (iv) the value of any non-cash benefits or any deferred payment of benefit shall be determined by the Corporation's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.
          For purposes of determining the amount of the Gross-Up
          Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up
          Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of Executive residence on the Date of Termination, not of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. In the event that the Excise
          Tax is subsequently determined to be less than the amount taken into account hereunder at the time of termination of Executive's employment, Executive shall repay to the Corporation at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal and state and local income tax imposed on the Gross-Up Payment being repaid by Executive) plus interest accrued from the date such Gross-Up Payment is made to Executive to the date of such repayment on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the termination of Executive's employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up
          Payment), the Corporation shall make an additional gross-up payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined.

     (c) The payments provided for in Paragraph (b) above shall be made at any time during the 90-day period preceding each due date for making payment of such Excise Taxes; provided, however, that if the amounts of such payments cannot be finally determined on or before each such date, the Corporation shall pay to Executive on such date an estimate, as determined in good faith by the Corporation, of the minimum amount of such payments and shall pay the remainder of such payments then due as soon as the amount thereof can be determined. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Corporation to Executive on the fifth day after demand by the Corporation (together with interest at the rate provided in Section 1274(b)(2)(B) of the
          Code).

6.9 Executive shall be required immediately after the Date of Termination to take reasonable steps to seek appropriate employment elsewhere; provided, however, that if Executive obtains employment that would result in a violation of the noncompetition provisions of Section 10 of this Agreement and if Executive is unable to accept such employment because the Corporation will not release Executive from Executive's noncompetition obligation, Executive shall nevertheless be deemed to have satisfied the requirement of this Section to seek other employment. Upon receipt of written notice from Executive that Executive has been reemployed by another company or entity on a full-time basis (or would have been reemployed but for the noncompetition provisions of Section 10 of this Agreement) benefits otherwise receivable by Executive pursuant to Subsections 6.6(d) or 6.7(e) shall be reduced to the extent comparable benefits are made available to Executive at his new employment and any such benefits actually received by Executive shall be reported to the Corporation. Nothing herein contained shall obligate Executive to accept employment elsewhere, where the duties, status, responsibilities, compensation and benefits are not at least equal to that of his current position.

7.   Successors; Binding Agreement

     The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to terminate this Agreement for Good Reason. As used in this Agreement, "Corporation" shall mean the Corporation and any successor to its business and or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

8.   Notice

     For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the Executive at an address to be provided by the Executive to the Corporation on or before September 1, 1996, and to the Corporation at 430 Park Avenue, New York, New York 10022 to the attention of the Board with a copy to the Secretary of the Corporation or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

9.   Modification; Waiver

     No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Executive and such officer of the Corporation as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

10.  Noncompetition

 10.1 Until the Date of Termination, Executive agrees not to enter into competitive endeavors and not to undertake any commercial activity which is contrary to the best interests of the Corporation or its affiliates, including becoming an employee, owner (except for passive investments of not more than three percent of the outstanding shares of, or any other equity interest in, any company or entity listed or traded on a national securities exchange or in an over-the-counter securities market), officer, agent or director of (a) any firm or person engaged in the operation of a business engaged in the acquisition of industrial businesses or (b) any firm or person which either directly competes with a line or lines of business of the Corporation accounting for ten percent (10%) or more of the Corporation's gross revenues or earnings before taxes or derives ten percent (10%) or more of such firm's or person's gross revenues or earnings before taxes from a line or lines of business which directly compete with the Corporation. Notwithstanding any provision of this Agreement to the contrary, Executive agrees that his breach of the provisions of this Section 10.1 shall permit the Corporation to terminate Executive's employment for Cause in accordance with Section 5.1(b) hereof.

10.2 After the Date of Termination and for a period of time equal in years to the multiple of annual salary received by Executive pursuant to Sections 6.6(b) and 6.7(b) (the "Non-Competition Period"), Executive agrees not to become an employee, owner (except for passive investments of not more than three percent of the outstanding shares of, or any other equity interest in, any company or entity listed or traded on a national securities exchange or in an over-the-counter securities market), officer, agent or director of any firm or person which directly and substantially competes with a business of the Corporation accounting for ten percent (10%) or more of the Corporation's gross revenues or earnings before taxes. During the Non-Competition Period, Executive will be available to answer questions and provide advice to the Corporation; provided, however, that such requirement shall not unreasonably interfere with any other of Executive's activities which Executive is then pursuing and which are not otherwise prohibited by this Section 10. Also, during the Non-Competition Period, Executive will retain in confidence any and all confidential information known to him concerning the Corporation and its business and shall not use or disclose such information without the approval of the Corporation except to the extent such information becomes public or as may be required by law.

10.3 Executive acknowledges and agrees that damages for breach of the covenant not to compete in this Section 10 will be difficult to determine and will not afford a full and adequate remedy, and therefore Executive agrees that the Corporation, in addition to seeking actual damages pursuant to the procedures set forth in Section 13 below, may seek specific enforcement of the covenant not to compete in any court of competent jurisdiction, including, without limitation, by the issuance of a temporary or permanent injunction, without the necessity of a bond. Executive and the Corporation agree that the provisions of this covenant not to compete are reasonable. However, should any court or arbitrator determine that any provision of this covenant not to compete is unreasonable, either in period of time, geographical area, or otherwise, the parties agree that this covenant not to compete should be interpreted and enforced to the maximum extent which such court or arbitrator deems reasonable.
11.  Validity

     The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

12.  Counterparts

     This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

13.  Arbitration

     Except as contemplated by Section 10.3 of this Agreement, any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in New York, New York, or other location mutually agreed upon by the parties to the arbitration, in accordance with rules of the American Arbitration Association, and judgment upon such award rendered by the arbitrator may be entered in any court having jurisdiction over such proceeding.

14.  Governing Law

     This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York.

15.  Entire Agreement; Survival of Certain Provisions

     This Agreement constitutes the whole agreement of the Corporation and the Executive. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter of this Agreement have been made by either party which are not expressly set forth in this Agreement, other than such matters as are set forth in the letter dated July l1, 1996 from John W. Guffey, Jr. to the Executive.

     The obligations of the Corporation under Section 6 above and the Executive's obligations under Section 10 above shall survive the expiration of the term of this Agreement.

16.  Withholding

     Any payments made to Executive under this Agreement shall be paid net of any applicable withholding required under Federal, state or local law.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                   COLTEC INDUSTRIES INC



                                   By /s/ John W. Guffey, Jr.

                                      /s/ David Harrison
                                        EXECUTIVE