Form 10-K405
period 1996-12-31
COLTEC INDUSTRIES INC
filed 1997-03-25
CIK 201493

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ /
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-7568

                            ------------------------

                             COLTEC INDUSTRIES INC
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                              13-1846375
         (State of Incorporation)                     (I.R.S. Employer
                                                    Identification No.)

            3 COLISEUM CENTRE
          2550 WEST TYVOLA ROAD
              CHARLOTTE, NC                                28217
          (Address of principal                          (Zip Code)
            executive offices)

       Registrant's telephone number, including area code: (704) 423-7000
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED

---------------------------------------  ------------------------------------
Common Stock, par value $.01 per share   New York Stock Exchange
                                         Pacific Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     On March 3, 1997, there were outstanding 66,466,466 shares of the registrant's Common Stock, par value $.01 per share. On March 3, 1997, the aggregate market value of the registrant's voting stock (based on a closing price of $17 7/8 per share) held by non-affiliates was $1,179,171,744. For purposes of the foregoing calculation, all directors and officers of the registrant have been deemed to be affiliates, but the registrant disclaims that any of such directors or officers is an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1996 Annual Report to its shareholders are incorporated by reference into Part I (Item 1), Part II (Items 6, 7 and 8) and
Part IV (Item 14) hereof. Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Registrant, and statements of the Registrant's plans and objectives for future operations, including those in the 'Business' and 'Legal Proceedings' sections or relating to future capital expenditures or estimated costs to resolve and the corresponding effect on the Registrant of certain litigation and environmental matters, are 'forward looking' statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors that could result in such differences in addition to other factors noted with such forward looking statements, include: general economic conditions in the Registrant's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Registrant's facilities and operations; and other factors that generally affect the business of aerospace and industrial companies.

                                     PART 1

ITEM 1.  BUSINESS.

     Coltec Industries Inc and its consolidated subsidiaries (together referred to as 'Coltec') manufacture and sell a diversified range of highly-engineered aerospace and industrial products in the United States and, to a lesser extent, abroad. Coltec's operations are conducted through two principal segments: its Aerospace and Industrial Segments. Set forth below is a description of the business conducted by the respective divisions within Coltec's two industry segments. The tabular five-year presentation of financial information in respect of each industry segment under the caption 'Industry Segment Information' of Coltec's 1996 Annual Report to its shareholders and the information in note 15 of the Notes to Consolidated Financial Statements of Coltec's 1996 Annual Report to its shareholders are incorporated herein by reference.

AEROSPACE

     Through its Aerospace Segment, Coltec is a leading manufacturer of landing gear systems, engine fuel controls, turbine blades, fuel injectors, nozzles and related components for commercial and military aircraft. The operating units and principal products, markets and competitors of the Aerospace Segment are as follows:

      OPERATING UNITS            PRINCIPAL PRODUCTS            PRINCIPAL MARKETS          PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
Menasco                      Aircraft landing gear and    Commercial and military      B.F. Goodrich,
                               flight control actuators,    aircraft manufacturers,      Messier-Dowty
                               landing gear parts and       airlines, U.S. Government
                               repairs
Walbar                       Aircraft and industrial gas  Aircraft and stationary gas  Chromalloy, Howmet
                               turbine engine components    turbine engine
                               and services                 manufacturers
Chandler Evans Control       Aircraft fuel pump and       Aircraft engine              Argotech, Hamilton
                               control systems              manufacturers, U.S.          Standard, Sunstrand,
                                                            Government and               AlliedSignal Bendix
                                                            aftermarket
Delavan Gas Turbine          Aircraft engine fuel         Aircraft engine              Parker-Hannifin, Fuel
  Products                     nozzles, valves and          manufactures, U.S.           Systems Textron
                               afterburner spray bars       Government and
                                                            aftermarket
Lewis Engineering            Aircraft instrumentation,    Commercial and military      Ametek, Rogerson, Rosemont
                               temperature sensors, and     aircraft, engine
                               level control products       manufacturers and process
                                                            industries


     Menasco is one of the leading suppliers of landing gear systems for medium-to-heavy commercial and military aircraft. The design, manufacture and test of aircraft landing gear and components, and related overhaul and repair, comprise 90% of Menasco's sales volume. Landing gear and precision components are highly engineered and manufactured to customer specifications and sold to aircraft manufacturers, aircraft operators and to the United States Government ('Government'), both as original equipment and as spare parts for existing aircraft.

     Menasco's historical concentration of landing gear sales among a limited number of companies reflects the relatively small number of medium and heavy aircraft manufacturers.

     Landing gear systems account for up to 2% of the total cost of an aircraft. Coltec believes that, in terms of dollar volume, Menasco is the leading supplier of the medium and heavy landing gear manufactured in the United States for both commercial and military aircraft.

     The remaining 10% of Menasco's sales are primarily flight control actuators. Menasco produces large hydraulic and mechanical actuators and has the capability to produce shock mitigation equipment for both military and commercial applications.

     Menasco provides both spare parts for landing gear and landing gear overhaul services. Aftermarket business represented 18% of Menasco's total sales in 1996.

     Walbar is a leading original equipment manufacturer and coating and repair service center for aircraft and industrial gas turbine engine components. The product base ranges from complex precision machined turbine parts to high-technology protective coatings. The primary machined products are turbine blades and other related turbine airfoil components. Walbar also manufactures disks, integrally bladed rotors and complex impellers.

     Following the reduction in military aircraft engine funds, Walbar has successfully focused on non-aerospace applications, and now enjoys significant market share in the locomotive turbocharger market and the gas turbine power generation market.

     Chandler Evans Control Systems Division ('CECO') produces gas turbine engine fuel controls and pumps, and pneumatic and hydraulic components for use on aircraft and helicopter engines and aircraft systems. CECO has carved a niche market in the area of small engine fuel pumps and controls for both commercial and military applications. CECO believes it is the market leader in sales of fuel pumps for the small turbine engine market. CECO is also the market leader in supplying the world's small turbine engine market with Full Authority Digital Electronic Control ('FADEC') systems. Computerized electronics in a FADEC system make aircraft safer and less expensive to operate.

     In 1996, CECO began deliveries of the technologically advanced combination main/afterburner fuel pump for the McDonnell Douglas F/A-18 E/F Navy fighter.

Additionally in 1996, several versions of CECO's state-of-the-art metering fuel pump, the Variable Displacement Vane Pump, successfully completed engine tests.

     Delavan Gas Turbine Products Division ('Delavan') is a custom designer and manufacturer of fuel injectors, flow control valves, fuel manifolds, afterburner spray bars and other accessories for commercial and military gas turbine engines. Product applications in the aerospace industry include engines powering large commercial and regional airliners, business aircraft, military and commercial helicopters, military fighters and transports and auxiliary power units. In the industrial sector, Delavan fuel injectors and valves are utilized in large land-based gas turbines found in electrical power generation plants and natural gas pipeline installations.

     Lewis Engineering designs, develops and produces electromechanical and electronic instrumentation for aircraft cockpits and temperature sensors for aircraft and engine systems. These products are used in commercial transport, general aviation and military markets.

     One customer (Boeing) in the Aerospace Segment represented approximately 12% of Coltec's 1996 total sales.

INDUSTRIAL

     In the Industrial Segment, Coltec is a leading manufacturer of industrial seals, gaskets, packing products, self-lubricating bearings and oil seals and hubodometers for trucks and trailers and is a producer of technologically advanced spray nozzles for agricultural, home heating and industrial applications. Coltec also produces high-horsepower diesel engines for naval ships and diesel, gas and dual-fuel engines for electric power plants and produces air compressors for manufacturers as well as automotive products. The operating units and principal products, markets and competitors of the Industrial Segment are as follows:

      OPERATING UNITS            PRINCIPAL PRODUCTS            PRINCIPAL MARKETS          PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
Garlock Sealing              Seals, gaskets, packings     Chemical, pulp and paper,    CR Industries, A.W.
  Technologies                 and expansion joints,        utilities, industrial and    Chesterton, Richard
                               butterfly valves, PTFE       electronics                  Klinger, AMRI, Durco,
                               sheet and film, OEM parts                                 Neotecha, Furon, Dewal
                               and gaskets
Quincy Compressor            Air compressors and vacuum   Manufacturing, climate       Gardner-Denver, Sullair,
                               pumps                        control, oil and gas         Ingersoll-Rand, Champion
                                                            industries
Garlock Bearings             Self-lubricated bearings     Automotive and equipment     Kolbenschmidt, Rexnord
                                                            manufacturers
Fairbanks Morse Engine       Diesel, gas and dual-fuel    U.S. Navy, marine,           Caterpillar, Cooper
                               engines                      locomotive and stationary    Industries, General
                                                            power markets                Motors

Holley Performance Products  New, replacement,            Automotive manufacturers,    Edelbrock, Echlin, Standard
                               remanufactured and           wholesale distributors,      Motor Products
                               performance carburetors,     retailers in replacement
                               E.F.I. components,           markets and stationary
                               ignition systems and         gas engine users
                               coils
Stemco                       Oil seals, hubcaps and       Fleet truck operators,       CR Industries, Federal
                               hubodometers                 truck parts distributors     Mogul, Nelson, Donaldson
                                                            and vehicle assemblers
Delavan Commercial Products  Spray nozzles, accessories,  Home heating, industrial     Spraying Systems, Danfoss
                               pumps and systems            and agriculture
France Compressor Products   Compressor valves and seals  Compressor manufacturers     Hoerbiger, C. Lee Cook
                                                            and end users
Haber Tool                   Cold-forming dies            Fastener and automotive      Form Flow
                                                            manufacturers
Sterling Die                 Thread-rolling dies          Fastener manufacturers       Reed Rico
Ortman Fluid Power           Hydraulic and pneumatic      Fluid power market           Parker-Hannifin, Miller
                               cylinders                                                 Fluid Power
Plastomer Products           PTFE tape                    Industrial manufacturers     Fluoroglas

     The more significant operating units in the Industrial Segment are discussed below.

     The Garlock Sealing Technologies Division ('Garlock') produces and markets fluid sealing devices that prevent leakage and exclude contaminants from rotating and reciprocating machinery. Garlock products seal joints for high temperatures and corrosive environment applications.

     The newest Garlock products are positioned to meet current emission standards for valves, pumps and flanges. To accommodate more stringent global regulations for fugitive V.O.C. (volatile organic compound) emissions, Garlock has developed a variety of products using traditional and newly developed materials. Garlock products include compression packings, gaskets and gasketing materials, hydraulic seals, oil seals, mechanical seals, elastomeric expansion joints, industrial textiles, metallic gaskets and other specialized industrial products.

     Sophisticated Garlock products protect equipment in industry applications where performance is vital to safety and environmental concerns. These applications include natural resource recovery, petroleum refining, chemicals, primary metals, food and pharmaceuticals, power generation, mining, pulp and paper, water and waste treatment, construction and transportation.

     The single common characteristic of the Division's products is that they are consumable. Most wear out during the life of the equipment in which they are installed. Although they also are purchased for use in original equipment, the maintenance and replacement aftermarket consequently accounts for 80% of the Division's total sales.

     The Quincy Compressor Division ('Quincy') is a leading manufacturer of a wide range of helical screw and reciprocating air compressors and vacuum pumps.

They are marketed through Quincy's domestic and international distribution system, encompassing factory sales offices and distributors in most major population centers. Quincy products vary in size from one-third to 350 horsepower and are offered in various package configurations.

     Much of Quincy's business is in the highly competitive industrial and climate control compressor markets. Quincy is a leading producer of reciprocating compressors of 30 horsepower and below. Quincy compressors are used in a variety of industrial applications, including industrial base load, pneumatic temperature and instrument control, diesel and gas engine starting, paint spraying and emergency standby service.

     Garlock Bearings is a leading specialist in the field of self-lubricating bearings, which consist of either steel or reinforced epoxy composite backings with non-metallic bearing surfaces of polytetrafluoroethylene ('PTFE') fibers or a mixture that includes PTFE. PTFE provides maintenance-free performance and reduced friction. The Division's products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. The demand for these types of bearings is significant due to the fact that the market requires bearings that can operate at high temperatures in confined spaces with minimal lubrication.

     Garlock Bearings has a major share of the self-lubricating bearing market in North America. Approximately 80% of sales are to original equipment manufacturers, with major competition coming from companies in Japan and Germany.

     The Fairbanks Morse Engine Division ('Fairbanks Morse') offers a broader horsepower range of heavy-duty diesel engines than any engine manufacturer in the United States. The Division has the capacity to provide diesels from 640 to 29,320 horsepower. In addition, the Division manufactures dual-fuel, gas and diesel engines ranging in size from four to 18 cylinders. Engines are offered in both conventional 'V' and in-line, four-cycle versions as well as in-line, two-cycle opposed-piston configurations. They are used for marine propulsion and marine power generation and in pump, compressor and electrical power generation applications.

     Under a license agreement with S.E.M.T, a French company, Fairbanks Morse manufactures the Colt-Pielstick PC series of large diesel engines. The Pielstick PC series of engines are proven heavy fuel burning engines used for ship propulsion and by utilities utilizing diesel fuel and/or natural gas for primary and standby power generation. Typical customers include government agencies, public and privately owned utilities, institutions such as hospitals and universities, large industrial plants and municipalities, firms engaged in ship and tug operations, waste-to-energy operations and oil and gas exploration, processing and transmission companies.

     The Holley Performance Products Division ('Holley') markets a diversified line of new and remanufactured replacement and performance carburetors, ignition systems, fuel pumps, fuel injection systems, emission-control components, intake manifolds and performance engine systems and accessories to the independent automotive aftermarket. In addition to these products, the Division manufactures and sells replacement carburetors to Chrysler, Ford and General Motors.

     The Division's aftermarket products are offered in a number of lines, each designed for a specific segment of the market. The largest business segment is performance products, which comprises 55% of Holley's total sales. The performance line of carburetors is designed exclusively for improved performance and is used by car enthusiasts and racers. Other products consist of remanufactured carburetors and fuel injection components, new replacement carburetors for U.S. passenger cars and trucks, and fuel injection systems and service components, throttle body units and a complete line of components for service.

     The Stemco Division is a leading producer of hub oil seals, hubcaps, axle nuts and distance-measuring devices for medium and heavy-duty trucks.

INTERNATIONAL OPERATIONS

     Coltec's international operations, mainly in Canada, are conducted through foreign-based manufacturing or sales subsidiaries, or both, and by export sales of domestic divisions to unrelated foreign customers. Export sales of diesel engines are made either directly or through foreign representatives. Compressors are sold through foreign distributors. Certain products of the Industrial Segment are sold in foreign countries through salesmen and sales representatives or sales agents.

     Coltec's Canadian operations include the manufacture of landing gear systems and aircraft flight controls, the provision of overhaul services for these systems and controls for Canadian and other customers and the manufacture of turbine components and turbine and compressor rotating parts primarily for aircraft gas turbine engines. The Canadian operations also manufacture and market seals, gasketing material, packings and truck products, market parts for Fairbanks Morse diesel engines and accessories and other products for use in Canada and other countries.

     Coltec operates 16 plants in Canada, Mexico, France, the United Kingdom, Australia, Germany and Poland. In addition, Coltec occupies leased office and warehouse space in various foreign countries.

     Devaluations or fluctuations relative to the United States dollar in the exchange rates of the currency of any country where Coltec has foreign operations could adversely affect the profitability of such operations in the future.

     For financial information on operations by geographic segments, see note 15 of the Notes to Consolidated Financial Statements of Coltec's 1996 Annual Report to its shareholders incorporated herein by reference.

     Coltec's contracts with foreign nations for delivery of military equipment, including components, are subject to deferral or cancellation by Government regulation or orders regulating sales of military equipment abroad. Any such action on the part of the Government could have an adverse effect on Coltec.

SALES BY CLASS OF PRODUCTS

     During the last three fiscal years, landing gear systems was the only class of similar products that accounted for at least 10% of total Coltec sales. In 1996, 1995 and 1994, sales of landing gear systems constituted 15%, 14% and 14%, respectively, of total Coltec sales.

BACKLOG

     At December 31, 1996, Coltec's backlog of firm unfilled orders was $678.3 million compared with $657.1 million at December 31, 1995. Approximately $218.1 million of the 1996 year-end backlog is scheduled to be shipped after 1997.

CONTRACT RISKS

     Coltec, through its various operating units, primarily Menasco, Chandler Evans, Walbar and Delavan Gas Turbine Products, produces products for manufacturers of commercial aircraft pursuant to contracts that generally call for deliveries at predetermined prices over varying periods of time and that provide for termination payments intended to compensate for certain costs incurred in the event of cancellation. In addition, certain commercial aviation contracts contain provisions for termination for convenience similar to those contained in Government contracts described below. Longer-term agreements normally provide for price adjustments intended to compensate for deferral of delivery depending upon market conditions.

     A significant portion of the business of Coltec's Menasco, Chandler Evans, Walbar and Delavan Gas Turbine Products divisions has been as a subcontractor and as a prime contractor in supplying products in connection with military programs. Substantially all of Coltec's government contracts are firm fixed-price contracts. Under firm fixed-price contracts, Coltec agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment occasioned by decreased or increased costs of performing the contracts. From time to time, Coltec accepts fixed-price contracts for products that have not been previously developed. In such cases, Coltec is subject to the risk of delays and cost overruns. Under Government regulations, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals, are not allowable. The Government also regulates the methods under which costs are allocated to Government contracts. With respect to Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government similarly has no right to renegotiate any profits earned thereunder. If the Government later conducts an audit of the contractor and determines that such data were inaccurate or incomplete and that the contractor thereby made an excessive profit, the Government may take action to recoup the amount of such excessive profit, plus treble damages, and take other enforcement actions.

     Government contracts are, by their terms, subject to termination by the

Government either for its convenience or for default of the contractor. Fixed-price type contracts provide for payment upon termination for items delivered to and accepted by the Government, and, if the termination is for convenience, for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on its costs incurred. However, if a contract termination is for default by the contractor (a) the contractor is paid such amount as may be agreed upon for completed and partially-completed products and services accepted by the Government, (b) the Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (c) the contractor may be liable for excess costs incurred by the Government in procuring undelivered items from another source.

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

CAPITAL EXPENDITURES

     Capital expenditures were $44.6 million in 1996 compared to $42.5 million in 1995 and $38.2 million in 1994, as Coltec continues to invest in capital improvements to increase efficiency, reduce costs, pursue new opportunities, expand product capacity and improve facilities. The level of capital expenditures has and will vary from year to year, affected by the timing of capital spending for production equipment for new products, periodic plant and facility expansion as well as cost reduction and labor efficiency programs. Capital expenditures during 1996 included the initial construction and equipment purchases for significant production expansions at Menasco's original equipment facilities with completion scheduled for 1997. Coltec estimates capital expenditures for 1997 to approximate $75.0 million, including amounts for equipment purchases related to capacity expansions and upgrades.

RESEARCH AND PATENTS

     Most divisions of Coltec maintain staffs of manufacturing and product engineers whose activities are directed at improving the products and processes of Coltec's operations. Manufactured and development products are subject to extensive tests at various divisional plants. Total research and development cost, including product development, was $44.1 million for 1996, $45.1 million for 1995 and $41.7 million for 1994.

     Coltec owns a number of United States and other patents and trademarks and has granted licenses under some of such trademarks. Management does not consider the business of Coltec as a whole to be materially dependent upon any patent, patent right or trademark.

EMPLOYEE RELATIONS

     As of December 31, 1996, Coltec had approximately 8,200 employees, of whom approximately 3,400 were salaried. Approximately 50% of the hourly employees are represented by unions for collective bargaining purposes. Union agreements relate, among other things, to wages, hours and conditions of employment, and the wages and benefits furnished are generally comparable to industry and area practices.

     In 1996, seven collective bargaining agreements covering approximately 1,433 hourly employees were renegotiated. Coltec considers the labor relations of Coltec to be satisfactory, although Coltec does experience work stoppages from time to time, as happened at Fairbank Morse in 1996. In 1997, two collective bargaining agreements covering 313 employees are due to expire and will be renegotiated.

     Coltec is subject to extensive Government regulations with respect to many aspects of its employee relations, including increasingly important occupational health and safety and equal employment opportunity matters. Failure to comply with certain of these requirements could result in ineligibility to receive Government contracts. These conditions are common to the various industries in which Coltec participates and entail risks of financial and other exposure.

     For litigation relating to labor and other matters, see Item 3. 'Legal Proceedings.--Other Litigation.'

ENVIRONMENTAL MATTERS

     Coltec's operations are subject to extensive laws and regulations governing air emissions, wastewater discharges and solid and hazardous waste management activities. Coltec takes a proactive approach in addressing the applicability of these laws and regulations as they relate to its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. Coltec has identified certain situations that will require future capital and non-capital expenditures to maintain or improve compliance with current environmental laws and regulations. The majority of the identified situations relate to remediation projects at former operating sites which have been sold or closed and primarily deal with soil and groundwater remediation.

     Coltec has been notified that it is among Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at approximately 26 sites. Such laws impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination.


     Coltec's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, Coltec currently estimates its future non-capital expenditures related to environmental matters to range between $23,000,000 and $48,000,000. In connection with these expenditures, Coltec had accrued $35,000,000 at December 31, 1996 representing management's best estimate of probable non-capital expenditures. These non-capital expenditures are estimated to be incurred over the next 10 to 20 years. In addition, capital expenditures aggregating $5,000,000 may be required during the next two years related to environmental matters. Although Coltec is pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter. During 1996, costs associated with environmental remediation and ongoing assessment were not significant.

     The measurement of liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical and legal information which becomes available.

     Coltec believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements.

     Actual costs to be incurred for identified situations in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies. Subject to the imprecision in estimating future environmental costs, Coltec believes that compliance with current laws and regulations will not require significant capital expenditures or have a material adverse effect on its consolidated results of operations or financial position.

ITEM 2.  PROPERTIES.

     Coltec operates 61 manufacturing plants in 21 states and in Canada, Mexico, France, the United Kingdom, Australia, Germany and Poland. In addition, Coltec has other facilities throughout the United States and in various foreign countries, which include sales offices, repair and service shops, light manufacturing and assembly facilities, administrative offices and warehouses.

     Certain information with respect to Coltec's significant manufacturing plants that are owned in fee, all of which (other than the Palmyra, New York facility) are encumbered pursuant to a certain credit agreement between Coltec and certain banks and related security documents, is set forth below:


                                                                                   APPROXIMATE
                                                                                    NUMBER OF     APPROXIMATE
                   SEGMENT                                  LOCATION               SQUARE FEET      ACREAGE
----------------------------------------------   ------------------------------    -----------    -----------
Aerospace.....................................   West Hartford, Connecticut (a)      981,000          111
                                                 Ft. Worth, Texas                    394,000           42
                                                 Oakville, Ontario                   280,000           14
                                                 Mississauga, Ontario                141,000            7

Industrial....................................   Palmyra, New York                   677,000          137
                                                 Beloit, Wisconsin                   856,000           73
                                                 Bowling Green, Kentucky             376,000           46
                                                 Longview, Texas                     265,000           52

------------------
(a) Approximately 238,000 square feet are utilized by the Aerospace Segment with the balance leased to third parties.

     In addition to the owned facilities, certain manufacturing activities of some industry segments are conducted within leased premises, the largest of which is in the Industrial segment, located in Quincy, Illinois, and covers approximately 173,000 square feet. Some of these leases provide for options to purchase or to renew the lease with respect to the leased premises.

     Coltec's total manufacturing facilities presently being utilized aggregate approximately 5,645,000 square feet of floor area of which approximately 4,901,000 square feet of area are owned in fee and the balance is leased from third parties.

     Coltec leases approximately 35,000 square feet at 3 Coliseum Centre, 2550 West Tyvola Road, Charlotte, North Carolina, for its executive offices, and has renewal options under such lease through 2011.

     In the opinion of management, Coltec's principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item 1.
'Business.--Environmental Matters' for a description of proceedings under applicable environmental laws regarding certain of Coltec's properties.

ITEM 3.  LEGAL PROCEEDINGS.

ASBESTOS LITIGATION

     As of December 31, 1996 and 1995, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 94,700 and 105,300 actions, respectively (including approximately 5,100 and 4,900 actions, respectively, in advanced stages of processing), filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During 1996, 1995 and 1994, these two subsidiaries of Coltec received approximately 39,900, 44,000 and 29,800 new actions, respectively. Through December 31, 1996, approximately 177,500 of the approximately 272,200 total actions brought have been settled or otherwise disposed of.


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

     Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the 'continuous trigger theory of coverage'), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Payments were made with respect to asbestos liability and related costs aggregating $71,354,000 in 1996, $56,739,000 in 1995 and $46,374,000 in 1994,
substantially all of which were covered by insurance. Related to payments not covered by insurance, Coltec recorded charges to operations amounting to $8,000,000 and $5,000,000 in 1996 and 1995, respectively. No charges were recorded in 1994.

     In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of December 31, 1996, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $71,538,000, and Coltec expects that this cost will be substantially covered by insurance.

     With respect to the 89,600 outstanding actions as of December 31, 1996 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

     It is also difficult to predict the number of asbestos lawsuits that Coltec's subsidiaries will receive in the future. Coltec has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with Coltec's asbestos-related actions. Coltec is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, Coltec believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Considering the foregoing, as well as the experience of Coltec's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the substantial amount of insurance coverage that Coltec expects to be available from its solvent carriers, Coltec believes that pending and reasonably anticipated future actions are not likely to have a material effect on Coltec's results of operations and financial condition.

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

     Coltec has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced states of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheets were as follows at December 31, 1996 and 1995 (in thousands):

                                                                            1996       1995
                                                                           -------    -------
Accounts and notes receivable...........................................   $67,012    $53,677
Other assets............................................................    18,728     16,243
Accrued expenses........................................................    60,659     47,791
Other liabilities.......................................................    10,879     11,450

ENVIRONMENTAL MATTERS

     For information concerning environmental matters, see Item 1. 'Business.--Environmental Matters.'

OTHER LITIGATION

     In September 1983, the local employees' union at Menasco Canada Ltee. (now Coltec Aerospace Canada Ltd.) ('Menasco Canada'), a federation of trade unions and several member-employees filed a complaint in the Province of Quebec Superior Court against Menasco Canada, alleging, among other things, an illegal lock-out, failure to negotiate in good faith, interference with the affairs of the union and various violations of local law. The plaintiffs are collectively seeking approximately Cdn. $14.0 million in damages, and Menasco Canada has filed a cross-claim for Cdn. $21.0 million and has closed its operations in Quebec Province. Coltec does not believe that this action will have a material effect on Coltec's consolidated results of operations and financial condition.

     On September 24, 1986, approximately 150 former salaried employees of Crucible Inc (a former subsidiary of Coltec) commenced an action claiming benefits under a corporate employment policy that had been established in 1962 and was terminated in 1972 by the corporation's Board of Directors. (George W. Henglein et al. v. Colt Industries Operating Corporation Informal Plan for Plant Shutdown Benefits for Salaried Employees et al., U.S. District Court for the Western District of Pennsylvania, 86-cv-2021). Plaintiffs alleged that the policy continued after the Board of Directors' action by reason of the Company's failure to notify them of elimination of the employment policy. As a result of that failure to notify, the policy was converted into a welfare or pension benefit plan upon the passage of the Employee Retirement Income Security Act in 1974. Based upon the occurrence of this conversion, the plaintiffs were entitled to benefits in 1982 when the Midland operations closed. Following a non-jury trial in the U.S. District Court for the Western District of Pennsylvania, defendant's motion to dismiss was granted and the plaintiffs appealed. The Court of Appeals for the Third Circuit remanded the case to the District Court directing it to make specific findings of fact and conclusions of law and also found for the defendant on the jurisdiction of the District Court. The defendant again moved for dismissal and again defendant's motion to dismiss was granted by the District Court. This second decision of the District Court was appealed to the Third Circuit Court of Appeals and the case was again remanded to the District Court for additional findings as to the application of the law. On February 10, 1994, the District Court for the third time dismissed the plaintiffs' complaint and the plaintiffs appealed to the Third Circuit Court of Appeals. On September 26, 1994, the Third Circuit Court of Appeals for the third time remanded the case to the District Court. The Appellate Court held the record established by plaintiffs in the District Court was insufficient so as to allow the Court the ability to apply the appropriate legal standard. On November 4, 1994 the Third Circuit Court of Appeals denied the defendant's request for a rehearing. The defendant petitioned the U.S. Supreme Court for a writ of Certiorari; its petition was denied in 1995. The defendant again moved for dismissal before the U.S. District Court based upon the holding of the Third Circuit that plaintiffs had failed to establish their case at trial. The District Court denied the motion and sua sponte ordered a new trial de novo. The trial was held during July, 1996 with both parties introducing evidence. All post-trial documents have been filed, and a decision is expected in mid-to-late 1997. Coltec does not believe that this action will have a material effect on Coltec's consolidated results of operations and financial condition.

     In addition to the litigation described above, there are various pending legal proceedings involving Coltec which are routine in nature and incidental to the business of Coltec. Coltec does not believe that these proceedings will have a material effect on Coltec's consolidated results of operations and financial condition.

     The Government conducts investigations into procurement of defense contracts as a part of a continuing process. Under current federal law, if such investigations establish such improper activities, among other matters, debarment or suspension of a company from participating in the procurement of defense contracts could result. These conditions are common to the aerospace and government industries in which Coltec participates and entail the risk of financial and other exposure. See Item 1. 'Business--Contract Risks.' Coltec is not aware of any such investigation, nor is Coltec aware of any facts which, if known to investigators, might prompt any investigation.

PRODUCT LIABILITY INSURANCE

     Coltec has product liability insurance coverage for liabilities arising from aircraft products which Coltec believes to be in adequate amounts. In addition, with respect to other products (exclusive of liability for exposure to asbestos products), Coltec has product liability insurance in amounts exceeding $2.5 million per occurrence, which Coltec believes to be adequate.

     Coltec is self-insured (for claims arising after July 1984) with respect to liability for exposure to asbestos products since third party insurance became unavailable in July 1984.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Coltec's common stock (symbol COT) is listed on the New York Stock Exchange and the Pacific Stock Exchange. The high and low prices of the stock for each quarter during 1996 and 1995 were as follows:

                                                                             1996                      1995
                                                                    ----------------------    ----------------------
                                                                      HIGH          LOW         HIGH          LOW
                                                                    ---------    ---------    ---------    ---------
First quarter....................................................     14 1/4        10 7/8      17 3/8        15 3/8
Second quarter...................................................     14 3/8        12 1/8      18 3/4        16 3/4
Third quarter....................................................     16 1/8        12 7/8      18 1/8        11 5/8
Fourth quarter...................................................     19 1/4        15 1/2      12 1/4        10 1/8

     At December 31, 1996, there were 456 shareholders of record. No dividends were paid in 1996 or 1995, and no dividends are expected to be paid in 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

     The five year tabular presentation, and notes thereto, under the caption 'Selected Consolidated Financial Data' in Coltec's 1996 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption 'Management's Discussion and Analysis' in Coltec's 1996 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information under the caption 'Quarterly Financial Data' in Coltec's 1996 Annual Report to its shareholders and the Consolidated Statements of Earnings, the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows, the Consolidated Statements of Shareholders' Equity, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Public Accountants in Coltec's 1996 Annual Report to its shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions 'Election of Directors' and 'Executive and Senior Officers of Coltec' in Coltec's Proxy Statement for its 1997 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The text and tabular information under the caption 'Executive Compensation and Other Information' in Coltec's Proxy Statement for its 1997 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the captions 'Security Ownership of Certain Beneficial Owners' and 'Security Ownership of Management' in Coltec's Proxy Statement for its 1997 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption 'Compensation Committee Interlocks and Insider Participation' in Coltec's Proxy Statement for its 1997 Annual Meeting of Shareholders is herein incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements (incorporated by reference from the 1996 Annual Report to Shareholders): Consolidated Statements of Earnings for the Three Years ended December 31, 1996; Consolidated Balance Sheets at December 31, 1996 and 1995; Consolidated Statements of Cash Flows for the Three Years ended December 31, 1996; Consolidated Statements of Shareholders' Equity for the Three Years Ended December 31, 1996; Notes to Consolidated Financial Statements; Report of Management; and Report of Independent Public Accountants.

          (2) Consolidated Financial Statement Schedules listed in the Index to Consolidated Financial Statement Schedules on page S-1 hereof.

          (3) The exhibits required by Item 601 of Regulation S-K as listed in the accompanying exhibit index commencing on page I-1 hereof.

     (b) During the quarter ending December 31, 1996, Coltec filed three reports on Form 8-K as follows:

          (1) Form 8-K, dated November 20, 1996, reporting under Item 5, Other Events, the issuance of a press release announcing a tender offer and consent solicitation relating to certain debt securities.


          (2) Form 8-K, dated December 4, 1996, reporting under Item 5, Other Events, that consents from the holders of more than a majority in principal amount of certain debt securities to certain amendments to indentures relating to such debt securities were received on or before December 4, 1996 and not revoked.

          (3) Form 8-K, dated December 19, 1996, reporting under Item 5, Other Events, the successful conclusion of the tender offer and consent solicitation relating to certain debt securities and acceptance of all validly tendered debt securities for payment pursuant to the offer.

     (c) Exhibits 4.20, 12.1, 13.1, 21.1, 23.1 and 27.1 are filed herewith. All other exhibits listed on the attached Index to Exhibits have been filed previously.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Coltec Industries Inc

Date: March 24, 1997                      By: /s/ DAVID D. HARRISON
                                              ______________________________
                                                  David D. Harrison
                                                  Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities noted on March 24, 1997.

                    NAME AND TITLE                                          NAME AND TITLE
------------------------------------------------------  ------------------------------------------------------

                /s/ JOSEPH R. COPPOLA                                   /s/ DAVID I. MARGOLIS
------------------------------------------------------  ------------------------------------------------------
                  Joseph R. Coppola                                       David I. Margolis
                       Director                                                Director

                 /s/ WILLIAM H. GRIGG                                /s/ J. BRADFORD MOONEY, JR.
------------------------------------------------------  ------------------------------------------------------
                   William H. Grigg                                    J. Bradford Mooney, Jr.
                       Director                                                Director

               /s/ JOHN W. GUFFEY, JR.                                      /s/ JOEL MOSES
------------------------------------------------------  ------------------------------------------------------

                 John W. Guffey, Jr.                                          Joel Moses
           Director, Chairman of the Board,                                    Director
        Chief Executive Officer and President

                /s/ DAVID D. HARRISON                                   /s/ RICHARD A. STUCKEY
------------------------------------------------------  ------------------------------------------------------
                  David D. Harrison                                       Richard A. Stuckey
          Director, Executive Vice President                                   Director
        and Chief Financial Officer (Principal
                    Financial and
                 Accounting Officer)

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                                            PAGE
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES NUMBER                                                          NUMBER
--------------------------------------------------------------------------------------------------------   ------

II--Valuation and Qualifying Accounts for the three years ended December 31, 1996                            S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coltec Industries Inc:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Coltec Industries Inc and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Charlotte, North Carolina
January 31, 1997

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                       COLUMN C
                                                               ------------------------
                                                 COLUMN B             ADDITIONS                           COLUMN E
                                               ------------    ------------------------                  ----------
                  COLUMN A                      BALANCE AT     CHARGED TO    CHARGED TO     COLUMN D     BALANCE OF
--------------------------------------------   BEGINNING OF     COST AND       OTHER       ----------      END OF
DESCRIPTION                                       PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------   ------------    ----------    ----------    ----------    ----------
1996
  Valuation account deducted from assets--
     Allowance for doubtful accounts........      $4,174        $1,517          $ --         $3,684        $2,007
                                               ------------    ----------        ---       ----------    ----------
                                               ------------    ----------        ---       ----------    ----------

1995
  Valuation account deducted from assets--
     Allowance for doubtful accounts........      $4,124        $  327          $ --         $  277        $4,174
                                               ------------    ----------        ---       ----------    ----------
                                               ------------    ----------        ---       ----------    ----------
1994
  Valuation account deducted from assets--
     Allowance for doubtful accounts........      $4,170        $  229          $ --         $  275        $4,124
                                               ------------    ----------        ---       ----------    ----------
                                               ------------    ----------        ---       ----------    ----------

------------------
Note:

(1) Deductions primarily represent reduction of necessary allowance for doubtful accounts.

                               INDEX TO EXHIBITS

3.1     Amended and Restated Articles of Incorporation of Coltec, filed as Exhibit 3.1 to Coltec's Registration
        Statement on Form S-2 (No. 33-44846) and incorporated herein by reference.

3.2     By-laws of Coltec, filed as Exhibit 3.2 to Coltec's Annual Report on Form 10-K for the year ended December
        31, 1994 and incorporated herein by reference.

4.1     Credit Agreement, dated as of March 24, 1992 (the 'Credit Agreement') among Coltec and the financial institutions party thereto, Bankers Trust Company, Manufacturers Hanover Trust Company, Barclays Bank PLC,
        New York Branch and Credit Lyonnais New York Branch, as Agents, and Bankers Trust Company, as
        Administrative Agent, filed as Exhibit 4.13 to Coltec Holdings Inc.'s Annual Report on Form 10-K for the
        year ended December 31, 1991 and incorporated herein by reference.

4.2     First Amendment, dated as of April 1, 1992, to the Credit Agreement, dated as of March 24, 1992, filed as
        Exhibit 3 to Coltec's Current Report on Form 8-K, dated April 1, 1992 and incorporated herein by reference.

4.3     Second Amendment, dated as of April 8, 1992, to the Credit Agreement, filed as Exhibit 4.7 to Coltec's
        Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

4.4     Third Amendment and Waiver, dated as of September 3, 1992, to the Credit Agreement, filed as Exhibit 4.8 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

4.5     Fourth Amendment and Consent, dated as of September 25, 1992, to the Credit Agreement, filed as Exhibit
        4.9 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

4.6     Fifth Amendment, dated as of May 26, 1993, to the Credit Agreement, filed as Exhibit 4.10 to Coltec's
        Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

4.7     Sixth Waiver, dated as of August 3, 1993, to the Credit Agreement, filed as Exhibit 4.11 to Coltec's
        Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

4.8     Seventh Consent, dated as of October 27, 1993, to the Credit Agreement, filed as Exhibit 4.12 to Coltec's
        Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.


4.9     Eighth Waiver, dated as of December 23, 1993, to the Credit Agreement, filed as Exhibit 4.13 to Coltec's
        Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

4.10    Credit Agreement among Coltec, Various Banks, The Co-Agents and Bankers Trust Company, as Administrative
        Agent dated as of March 24, 1992 and Amended and Restated as of January 11, 1994 (the 'Amended Credit
        Agreement'), filed as Exhibit 4.14 to Coltec's Annual Report on Form 10-K for the year ended December 31,
        1993 and incorporated herein by reference.

4.11    First Waiver, dated as of December 15, 1994, to the Amended Credit Agreement, filed as Exhibit 4.15 to
        Coltec's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

4.12    First Amendment, dated as of October 11, 1995, to the Amended Credit Agreement, filed as Exhibit 4.1 to
        Coltec's Current Report on Form 8-K, dated July 1, 1996 and incorporated herein by reference.

4.13    Second Waiver, dated as of June 5, 1995, to the Amended Credit Agreement, filed as Exhibit 4.16 to
        Coltec's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

4.14    Second Amendment, dated as of November 17, 1995, to the Amended Credit Agreement, filed as Exhibit 4.17 to
        Coltec's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

4.15    Third Amendment, dated as of May 14, 1996, to the Amended Credit Agreement, filed as Exhibit 4.2 to
        Coltec's Current Report on Form 8-K, dated July 1, 1996 and incorporated herein by reference.

4.16    Fourth Amendment, dated as of June 6, 1996, to the Amended Credit Agreement, filed as Exhibit 4.3 to
        Coltec's Current Report on Form 8-K, dated July 1, 1996 and incorporated herein by reference.

4.17    Form of Indenture, dated as of October 26, 1992, between Coltec and United States Trust Company of New
        York, as Trustee, relating to Coltec's 9-3/4% Senior Notes Due 1999 (including the form of 9-3/4% Senior
        Note Due 1999), filed as Exhibit 4.1 to Coltec's Registration Statement on Form S-3 (No. 33-52414) and
        incorporated herein by reference.

4.18    Indenture, dated as of April 1, 1992, between Coltec and United States Trust Company of New York, as
        Trustee, relating to Coltec's 9-3/4% Senior Notes Due 2000 (including the form of 9-3/4% Senior Note Due
        2000), filed as Exhibit 4 to Coltec's Current Report on Form 8-K, dated April 1, 1992 and incorporated herein by reference.

4.19    Indenture, dated as of April 1, 1992, between Coltec and Norwest Bank Minnesota, National Association, as
        Trustee, relating to Coltec's 10-1/4% Senior Subordinated Notes Due 2002 (including the form of 10-1/4%
        Senior Subordinated Note Due 2002), filed as Exhibit 5 to Coltec's Current Report on the Form 8-K, dated
        April 1, 1992 and incorporated herein by reference.

4.20    Credit Agreement among Coltec, Various Banks, Bankers Trust Company, as Administrative Agent, and Bank of
        America Illinois, as Documentation Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of
        March 24, 1992 and Amended and Restated as of January 11, 1994 and further Amended and Restated as of
        December 18, 1996.


        Pursuant to paragraph (4)(iii) of Item 601(b) of Regulation S-K, there are omitted certain agreements, which the registrant hereby agrees to furnish to the Commission upon request.

10.1    Form of Family Protection Agreement used in connection with Coltec's Family Protection Program, filed as
        Exhibit 3.5.1 to Coltec's Registration Statement on Form 8-B, filed with the Securities and Exchange
        Commission on June 25, 1976 and incorporated herein by reference.

10.2    Benefits Equalization Plan of Coltec, filed as Exhibit 10.2 to Coltec's Annual Report on Form 10-K for the
        year ended December 31, 1988 and incorporated herein by reference.

10.3    Amendment No. 1 to the Benefits Equalization Plan, filed as Exhibit 10.3 to Coltec's Annual Report on Form
        10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.4    Amendment No. 2 to the Benefits Equalization Plan, filed as Exhibit 10.1 to Coltec's Quarterly Report on
        Form 10-Q for the quarterly period ended September 29, 1996 and incorporated herein by reference.

10.5    Supplemental Retirement Savings Plan of Coltec, filed as Exhibit 10.3 to Coltec's Annual Report on Form
        10-K for the year ended December 31, 1988 and incorporated herein by reference.

10.6    Amendment No. 1 to the Supplemental Retirement Savings Plan, filed as Exhibit 10.2 to Coltec's Quarterly
        Report on Form 10-Q for the quarterly period ended September 29, 1996 and incorporated herein by reference.

10.7    Employment Agreement between Coltec and John W. Guffey, Jr., dated June 1, 1995, filed as Exhibit 10.8 to
        Coltec's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.8    Form of Employment Agreement between Coltec and Laurence H. Polsky, dated June 1, 1995, filed as Exhibit
        10.9 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.9    Form of Employment Agreement between Coltec and John M. Cybulski, Richard L. Dashnaw and Robert J. Tubbs,
        dated June 1, 1995, filed as Exhibit 10.10 to Coltec's Annual Report on Form 10-K for the year ended
        December 31, 1995 and incorporated herein by reference.

10.10   Form of Employment Agreement between Coltec and David Harrison, dated July 11, 1996, filed as Exhibit 10.3 to Coltec's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1996 and incorporated herein by reference.

10.11   The Incentive Plan for Certain Employees of Coltec and Subsidiaries (the 'Incentive Plan'), filed as
        Exhibit 10.22 to Coltec's Registration Statement on Form S-2 (No. 33-44846) and incorporated herein by reference.

10.12   Amendments to the Incentive Plan, filed as Exhibit 10.13 to Coltec's Annual Report on Form 10-K for the
        year ended December 31, 1993 and incorporated herein by reference.

10.13   Coltec's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.24 to Coltec's Annual Report on Form
        10-K for the year ended December 31, 1991 and incorporated herein by reference.


10.14   Amendment No. 1 to the Coltec 1992 Stock Option and Incentive Plan, filed as Exhibit 10.15 to Coltec's
        Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.15   1994 Long-Term Incentive Plan of Coltec, filed as Exhibit 10.16 to Coltec's Annual Report on Form 10-K for
        the year ended December 31, 1993 and incorporated herein by reference.

10.16   Resolutions of the Board of Directors of Coltec on July 13, 1995 amending Section 6(a) of the 1994
        Long-Term Incentive Plan, filed as Exhibit 10.17 to Coltec's Annual Report on Form 10-K for the year ended
        December 31, 1995 and incorporated herein by reference.

10.17   Annual Incentive Plan For Certain Employees of Coltec Industries Inc and Its Subsidiaries, filed as
        Exhibit 10.17 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.18   1994 Stock Option Plan for Outside Directors, filed as Exhibit 10.18 to Coltec's Annual Report on Form
        10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.19   Deferred Compensation Plan For Non-Employee Directors, filed as Exhibit 10.20 to Coltec's Annual Report on
        Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.20   Resolution of the Board of Directors of Coltec on May 30, 1995 establishing a Change In Control arrangement for non-employee directors, filed as Exhibit 10.21 to Coltec's Annual Report on Form 10-K for
        the year ended December 31, 1995 and incorporated herein by reference.

12.1    Computation of Ratio of Earnings to Fixed Charges.

13.1    Portions of Coltec's 1996 Annual Report to Shareholders.

21.1    List of Subsidiaries of Coltec.

23.1    Consent of Arthur Andersen LLP.

27.1    Consolidated Financial Data Schedule.

                                  I-3