Form 10-Q
period 1997-03-30
COLTEC INDUSTRIES INC
filed 1997-05-15
CIK 201493

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



(Mark one)
 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
  For the quarterly period ended March 30, 1997

                             or

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
    For the transition period from __________________ to
                     __________________

  Commission file number: 1-7568



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


                        (704)423-7000
    (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



          ________________________________________


  On April 30, 1997, there were outstanding 65,665,068 shares of common stock, par value $.01 per share.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


           COLTEC INDUSTRIES INC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS



                                               Three Months Ended
                                               ------------------
                                              March 30,       March 31,
                                                1997            1996
                                              --------         --------
                                   (In thousands, except per share data)

Net sales                                     $309,172         $281,198
Cost of sales                                  211,675          208,016
Gross profit                                    97,497           73,182
Selling and administrative                      52,569           51,851

Operating income                                44,928           21,331

Interest expense, net                           12,364           21,126

Earnings from continuing operations
  before income taxes and
  extraordinary item                            32,564              205

Income taxes                                    11,072               78
Earnings from continuing operations
  before extraordinary item                     21,492              127

Discontinued operations (net of tax)                 -            7,649

Extraordinary item (net of tax)                      -           (1,822)

Net earnings                                   $21,492           $5,954

Earnings per common share
  Before extraordinary item                      $ .32            $   -
  Discontinued operations                            -              .11
  Extraordinary item                                 -             (.02)

Net earnings                                     $ .32            $ .09

Weighted average number of common
  and common equivalent shares                  67,731           70,187



See notes to consolidated financial statements.





           COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS



                                                  March 30,   Dec. 31,
                                                     1997       1996
                                                  ---------   -------
                                                     (In thousands)

A S S E T S
Current assets:
  Cash and cash equivalents                          $7,813    $15,029
  Accounts and notes receivable, net of
     allowance of $2,053 in 1997 and $2,007 in 1996 195,365    190,325
  Inventories
     Finished goods                                  46,336     48,813
     Work in process and finished parts             136,271    122,817
     Raw materials and supplies                      27,930     32,568
                                                    210,537    204,198
  Deferred income taxes                              11,616     10,524
  Other current assets                               16,469     12,769
       Total current assets                         441,800    432,845
Property, plant and equipment, net                  219,679    214,790

Costs in excess of net assets acquired, net         131,484    132,872

Other assets                                         58,924     58,869
                                                   $851,887   $839,376


See notes to consolidated financial statements.























           COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                                     March 30,  Dec. 31,
                                                        1997      1996
                                                      ---------  -------
                                           (In thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $527    $2,528
  Accounts payable                                        68,365    55,410
  Accrued expenses                                       145,160   145,104
  Current portion of liabilities oF
    discontinued operations                               10,529    14,229
         Total current liabilities                       224,581   217,271
Long-term debt                                           730,752   717,722
Deferred income taxes                                     57,274    50,646
Other liabilities                                         89,299   100,004
Liabilities of discontinued operations                   163,690   170,740
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                 -         -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,447,919 and
    70,398,661 shares issued at March 30, 1997
    and December 31, 1996, respectively (excluding
    25,000,000 shares held by a wholly owned
    subsidiary)                                            704         704
  Capital surplus                                      644,248     643,221
  Retained deficit                                    (985,411) (1,006,903)
  Unearned compensation                                 (2,828)     (2,136)
  Minimum pension liability                             (3,200)     (3,200)
  Foreign currency translation adjustments              (2,261)     (1,151)
                                                      (348,748)   (369,465)
  Less cost of 3,961,753 and 3,182,822 shares
     of common stock in treasury at
     March 30, 1997 and December 31, 1996,
     respectively                                      (64,961)    (47,542)

                                                      (413,709)   (417,007)

                                                      $851,887    $839,376



See notes to consolidated financial statements.





           COLTEC INDUSTRIES INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)


                                              Three Months Ended
                                              ------------------
                                             March 30,    March 31,
                                               1997          1996
                                             ---------     --------
Cash flows from operating activities:
  Net earnings                                 $21,492       $5,954
 Adjustments to reconcile net earnings to cash
   provided by operating activities:
   Extraordinary item                                -        2,759
   Depreciation and amortization                 8,511       11,167
   Deferred income taxes                         5,536          886
   Payments of liabilities of discontinued
     operations                                (10,750)        (246)
   Other operating items                       (10,033)      (3,349)
   Changes in assets and liabilities:
      Accounts and notes receivable             (5,040)     (20,386)
      Inventories                               (6,339)      (1,916)
      Other current assets                      (3,700)        (295)
      Accounts payable                          12,995        2,993
      Accrued expenses                              56       35,086

         Cash provided by operating activities  12,728       32,653

Cash flows from investing activities:
  Capital expenditures                         (13,554)     (11,188)

          Cash used in investing activities    (13,554)     (11,188)

Cash flows from financing activities:
  Increase in revolving facility, net           14,000       32,000
  Purchase of treasury stock                   (17,419)           -
  Repayment of long-term debt                   (2,971)     (50,823)

          Cash used in financing act            (6,390)     (18,823)

Increase (decrease)in cash and cash equivalents (7,216)       2,642
Cash and cash equivalents - beginning of period 15,029        3,971

Cash and cash equivalents - end of period       $7,813       $6,613

Supplemental cash flow data:
  Cash paid for interest                       $11,024       $6,825
  Cash paid (refunded) for income taxes        (11,140)       2,689



See notes to consolidated financial statements.


           COLTEC INDUSTRIES INC AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   (Dollars in thousands)
1.SUMMARY OF ACCOUNTING POLICIES


  Financial Information: The unaudited consolidated financial statements included herein reflect in the opinion of management of Coltec Industries Inc (the Company) all normal recurring adjustments necessary to present fairly the consolidated financial position and results of operations for the periods indicated. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet as of December 31, 1996 has been extracted from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report to shareholders for the year ended December 31, 1996.

2. DISCONTINUED OPERATIONS

  In June 1996, the Company sold Holley Automotive, Coltec Automotive and Performance Friction Products to Borg-Warner Automotive, Inc. In December 1996, the Company sold Farnam Sealing Systems Division to Meillor SA. The sale of these businesses represented a disposal of the Company's Automotive Segment. Accordingly, the Consolidated Statement of Earnings for the first quarter of 1996 has been restated to reflect the operations of the automotive original equipment components businesses as a discontinued operation.

  Liabilities of discontinued operations at March 30, 1997 of $174,219 relate to contingent contractual obligations, environmental matters, reserves for postretirement benefits and other future estimated costs for various discontinued operations.

3.EXTRAORDINARY ITEM

  The Company incurred an extraordinary charge of $1,822, net of income taxes of $937, in the first quarter of 1996 in connection with early retirement of debt.

4. COMMITMENTS AND CONTINGENCIES

  The Company and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings.

  With respect to asbestos product liability and related litigation costs, as of March 30, 1997, two subsidiaries of the Company were among a number of defendants (typically 15 to 40)in approximately 96,800 actions (including approximately 3,300 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first three months of 1997, two subsidiaries of the Company received approximately 7,300 new actions compared to approximately 10,500 new actions received during the first three months of 1996. Through March 30, 1997, approximately 181,000 of the



           COLTEC INDUSTRIES INC AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   (Dollars in thousands)

  approximately 277,800 total actions brought have been settled or otherwise disposed of.

  The damages claimed for personal injury or death vary from case to case, and in many cases plaintiffs seek $1,000 or more in compensatory damages and $2,000 or more in punitive damages. Although the law in each state differs to some extent, it appears, based on advice of counsel, that liability for compensatory damages would be shared among all responsible defendants, thus limiting the potential monetary impact of such judgments on any individual defendant.

  Following a decision of the Pennsylvania Supreme Court, in a case in which neither the Company or any or its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), the Company settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling.
  The Company has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. The Company is currently receiving payments pursuant to this agreement. The Company believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Payments were made with respect to asbestos liability and related costs aggregating $20,191 and $15,187 for the first three months of 1997 and 1996, respectively, substantially all of which were covered by insurance. Related to payments not covered by insurance, the Company recorded charges to operations amounting to $2,000 and $2,375 for the first three months of 1997 and 1996, respectively.

  In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of March 30, 1997, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $57,404 and the Company expects that this cost will be substantially covered by insurance.

  With respect to the 93,500 outstanding actions as of March 30, 1997, which are in preliminary procedural stages, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to the Company. When asbestos actions are received, they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time or receipt, and in jurisdictions encompassing a majority of the outstanding actions, the


           COLTEC INDUSTRIES INC AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   (Dollars in thousands)

  practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, the Company generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to the Company, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or proceed to trial is typically not made prior to the receipt of such information.

  It is also difficult to predict the number of asbestos lawsuits that the Company's subsidiaries will receive in the future.
  The Company has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with the Company's asbestos-related actions. The Company is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the substantial amount of insurance coverage that the Company expects to be available from its solvent carriers, the Company believes that pending and reasonably anticipated future actions are not likely to have a material effect on the Company's consolidated results of operations and financial condition.

  Although the insurance coverage which the Company has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. The Company's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

  In addition to claims for personal injury, the Company's subsidiaries have been involved in an insignificant number of property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. Based upon proceedings to date, the overwhelming majority of these claims have been resolved without a material adverse impact on the Company. Likewise, the insignificant number of claims remaining to be resolved are not expected to have a material effect on the Company's consolidated results of operations and financial condition.

  The Company has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately



           COLTEC INDUSTRIES INC AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   (Dollars in thousands)

  recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, the Company has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheets are as follows:

                                      March 30,       Dec. 31,
                                         1997           1996
_________________________________________________________________
       Accounts and notes receivable   $57,545         $67,012
       Other assets                     16,621          18,728
       Accrued expenses                 49,292          60,659
       Other liabilities                 8,112          10,879

  With respect to environmental proceedings, the Company has been notified that it is among the Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. Such laws impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated.
  While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $27,000 and $52,000. In connection with these expenditures, the Company has accrued $33,862 at March 30, 1997, representing management's best estimate of probable non-capital environmental expenditures.
  These non-capital expenditures are estimated to be incurred over the next 10 to 20 years. In addition, capital expenditures aggregating $5,000 may be required during the next two years related to environmental matters. Although the Company is pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matters.

5. Subsequent Event

  In April 1997, the Company signed a letter of intent to acquire AMI Industries Inc. (AMI), a Colorado-based manufacturer of flight attendant and cockpit seats for commercial aircraft.
  The transaction, subject to normal closing conditions, is expected to close in June 1997. AMI expects 1997 sales to approach $30 million.






           COLTEC INDUSTRIES INC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following table shows financial information by industry segment for the three months ended March 30, 1997 and March 31, 1996.


                                        Three Months Ended
                                       --------------------
                                       March 30,   March 31,
                                           1997     1996
                                        --------   --------
                                          (In thousands)

          Sales:
            Aerospace                  $119,140     $93,293
            Industrial                  190,099     188,406
            Intersegment elimination        (67)       (501)

            Total                      $309,172    $281,198

          Operating income:
            Aerospace                   $18,303     $(4,221)
            Industrial                   36,270      36,878
            Total segments               54,573      32,657
            Corporate unallocated        (9,645)    (11,326)
            Operating income            $44,928     $21,331


Operating income for the first quarter 1996 included a charge of $14.2 million relating to the bankruptcy of a major aerospace customer (Fokker). Excluding this charge, first quarter 1996 operating income for the Aerospace Segment and the Company would have been $10.0 million and $35.6 million, respectively.

Results of Operations - First Quarter 1997 Compared to First
Quarter 1996

Company Review

Net sales for the first quarter of 1997 increased 9.9% to $309.2 million from $281.2 million for the first quarter of 1996 primarily driven by increases in the Aerospace Segment. Gross profit increased to $97.5 million for the first quarter 1997 from $73.2 million in first quarter 1996. The increase in gross profit margin to 31.5% in the first quarter 1997 from 26.0% in the first quarter 1996 resulted from higher margins in the Aerospace Segment and the first quarter 1996 impact of the bankruptcy of Fokker. Selling and administrative expenses totaled $52.6 million, or 17.0% of sales, in first quarter of 1997 compared to $51.9 million, or 18.4% of sales (16.2% excluding the Fokker impact), in first quarter 1996.

Operating income increased to $44.9 million in first quarter 1997 from $21.3 million in the first quarter of 1996. The 1996 amount includes the effect of the $14.2 million charge relating to the Fokker bankruptcy. Operating margin for first quarter 1997 was 14.5% compared to 7.6% for the first quarter 1996 (12.7% excluding the effect of


           COLTEC INDUSTRIES INC AND SUBSIDIARIES

Fokker). The margin increase related to the same reasons as those stated to explain the increase in gross profit margin.

Interest expense decreased to $12.4 million in the first quarter 1997 from $21.1 million for the first quarter 1996. The 41% decrease was a direct result of significant debt reduction in June 1996 and the December 1996 refinancing of substantially all of the Company's high-cost fixed-rate debt with lower-cost, variable-rate bank debt.

The results of discontinued operations for  first quarter
1996 reflect the net earnings for that period for the automotive original equipment components operations which were sold in 1996.

The first quarter 1996 extraordinary item represents the net charge for refinancing a portion of the Company's fixed-rate debt with lower-cost, variable-rate bank debt.

As a result of the foregoing, net earnings were $21.5 million in first quarter 1997, or $0.32 per share, compared to net earnings of $6.0 million, or $0.09 per share, in first quarter 1996. 1997 earnings from continuing operations were $21.5 million versus $127,000 for 1996. The 1996 charge related to Fokker decreased net earnings by $0.13 per share while the decrease in interest expense increased 1997 earnings by $0.09 per share.

Segment Review - Aerospace

Sales in first quarter 1997 for the Aerospace Segment totaled $119.1 million increasing 27.7% from $93.3 million in the first quarter 1996. At Menasco, sales increased significantly due to rising commercial aircraft production as well as improved military sales. Menasco deliveries of main landing gear systems for the Boeing 737 increased from 8 shipsets in first quarter 1996 to 30 shipsets in first quarter 1997 while military sales benefited primarily from higher shipset deliveries for the F-15 and F-16 programs.
At Chandler Evans, significantly higher sales were primarily due to higher sales of spare parts and increased shipments of spare engine control units for Boeing Chinook helicopters used by the Royal Air Force while original equipment sales also improved. Walbar's Arizona facility experienced significant sales increases due to a change in the billing practices for consigned inventory, which had no effect on profitability, while also benefiting from increased commercial aircraft production.

Operating income for the Aerospace Segment increased to $18.3 million in first quarter 1997 from an operating loss of $4.2 million in first quarter of 1996. The 1996 amount includes the effect of the $14.2 million charge relating to the Fokker bankruptcy. Excluding such charge, operating margin for first quarter 1996 would have been 10.8% compared to 15.4% for the first quarter 1997. At Menasco's Aerospace Division, operating margin was impacted by a favorable mix of landing gear systems for certain commercial airline programs as well as improved manufacturing efficiencies due to higher production. Chandler Evans realized higher margins due to a higher profit sales mix and selling price increases for certain products. The increase was also driven

           COLTEC INDUSTRIES INC AND SUBSIDIARIES

by generally higher sales volumes and improved margins for the Segment's other businesses.

Segment Review - Industrial

Industrial sales increased slightly to $190.1 million in first quarter 1997 from $188.4 million in first quarter
1996. The Garlock Bearings, Stemco, Delavan Commercial,
France Compressor Products and Quincy Compressor Divisions all experienced solid sales volume increases. Sales for Garlock Sealing Technologies increased slightly primarily due to selling price increases and new product sales.
Fairbanks Morse Engine sales decreased due to a large nonrecurring engine order in first quarter 1996. Holley
Performance Products sales also decreased due to curtailed orders by two major customers.

Operating income for the Industrial Segment was essentially unchanged at $36.3 million in first quarter 1997 compared to $36.9 million in first quarter 1996. Operating income increased for the Stemco, Delavan Commercial and Quincy Compressor Divisions due to higher sales volumes. Operating results at Fairbanks Morse Engine and Holley Performance Products were lower due to decreased sales volumes while Garlock Sealing Technologies was impacted by increased costs related to various international initiatives.

Liquidity and Capital Resources

The Company generated $12.7 million of operating cash flows in first quarter 1997 compared with $32.7 million for the first quarter 1996. The lower operating cash flows in 1997 were primarily due to increased payments related to liabilities of discontinued operations and payments related to asbestos claims. The change in assets and liabilities generated negative cash flow of $2.0 million in first quarter 1997 compared to positive cash flow of $15.5 million in first quarter 1996. Increased 1997 net earnings of $15.5 million helped to partially offset the aforementioned decreases. The current ratio of current assets to current liabilities at March 30, 1997 was 1.97, virtually unchanged from 1.99 at December 31, 1996. Cash and cash equivalents decreased to $7.8 million at March 30, 1997 from $15.0 million at December 31, 1996.

In first quarter 1997 the Company invested $13.6 million in capital expenditures compared to $11.2 million during the same prior year period. Debt increased by $11.0 million at March 31, 1997 compared to December 31, 1996 through additional borrowings under the Company's revolving credit facility. The increased borrowings were used to repurchase
916,500 shares of the Company's common stock at a cost of $17.4 million.









           COLTEC INDUSTRIES INC AND SUBSIDIARIES


     PART II - OTHER INFORMATION
     Item 1. Legal Proceedings.

            The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. See note 4 to consolidated financial statements.

     Item 6. Exhibits and Reports on Form 8-K.

          (a) 10.1 First Restated Employment Agreement between Coltec and Robert J. Tubbs dated as of January 10, 1997.

              27.1  Consolidated Financial Data Schedule.

          (b) No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1997.






































                      S I G N A T U R E




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be

     signed on its behalf by the undersigned thereunto duly

     authorized.



                                    COLTEC INDUSTRIES INC
                                        (Registrant)


                                  by  David D. Harrison

                                      David D. Harrison
                                      Executive Vice President
                                      and Chief Financial Officer







Date: May 12, 1997



Exhibit 10.1


             FIRST RESTATED EMPLOYMENT AGREEMENT

  This Agreement between Robert J. Tubbs ( the "Executive") and Coltec Industries Inc, a Pennsylvania corporation (the
"Corporation"), is restated as of this 10th day of January, 1997 (the Restatement Date") as if originally entered into and effective as of June 1, 1995,

  WHEREAS, the Executive and the Corporation entered into an Employment Agreement dated June 1 1995 (the "Employment
Agreement"), and

  WHEREAS, the Executive received a promotion and change of position and title by election of the Board of Directors of the Corporation on January 9, 1997, which change of position necessitates the making of certain changes to the Employment Agreement to reflect the Executive's new position and title, and

  WHEREAS, the Corporation and the Executive wish to modify the Employment Agreement to reflect the changes to Executive's position and title and do hereby do so by incorporating all such changes thereto herein in this First
Restated Employment Agreement to be effective as if originally entered into on June 1, 1995 (the "Effective
Date" ).

  NOW, THEREFORE, in consideration of the foregoing and the mutual promises herein contained, the parties agree as follows:

1.Employment Term

     The Corporation agrees to employ the Executive and the Executive agrees to be employed by the Corporation, upon the terms and conditions contained in this Restated Agreement, for a period of four years commencing on the Effective Date and terminating on the fourth anniversary of the Effective Date (the "Contract
     Period")   The Contract Period shall be subject to
     earlier termination in accordance with the provisions set forth in Section 5 below.

2.Duties

     2.1 The Executive shall serve, subject to the supervision and control of the Corporation's Chief Executive Officer, as Executive Vice President, General Counsel and Secretary of the Corporation with the responsibilities and authority, and status and perquisites which have consistent with past practice, been delegated or granted by the Corporation to an employee holding such position(s) or which are customarily delegated or granted by similarly situated corporations to an employee holding such position(s). If Executive is appointed to additional offices by the Corporation during the Contract Period, the Executive shall have the responsibilities and authority, and status and perquisites consistent with the past practices of the Corporation or which are customarily delegated or granted by similarly situated corporations
     to an employee holding such position(s).   Executive
     shall also perform any additional lawful services and assume any reasonable additional responsibilities, not inconsistent with his position, as shall from time to time be assigned to him by the Board of Directors of the Corporation (the "Board") or the Chief Executive Officer.

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

     2.3 Executive shall carry out all responsibilities delegated in Section 2.1 above at the Company's headquarters at 3 Coliseum Centre, 2550 West Tyvola
     Road, Charlotte, NC 28217 or at such other office or location within the continental United States as the Board may, from time to time, deem appropriate after consultation with Executive, except for travel reasonably required in the performance of Executive's responsibilities.

3.Compensation and Benefits

     Throughout the term hereof, unless otherwise specifically provided elsewhere herein:

     3.1 Executive shall receive an annual salary which is not less than his annual salary on the Resatement Date and shall have the opportunity for periodic increases in accordance with the Corporation's regular practices.

     3.2 Executive shall be entitled to participate, to the extent determined by the Board, in all currently existing (as of the Restatement Date) and future incentive compensation plans of the Corporation including, but not limited to: the Annual Incentive Plan for Certain Employees of Coltec Industries Inc and Its Subsidiaries, the 1994 Long-Term Incentive Plan of Coltec Industries Inc and the Coltec Industries Inc 1992 Stock Option and Incentive Plan (the "Incentive Compensation Plans"), provided, however, that the Executive's participation in all incentive compensation plans shall be at a level customarily approved by the Board for an employee with Executive's responsibilities and shall not in any case be less than Executive's level of participation in such plans on the Restatement Date. Any payment to Executive under an Incentive Compensation Plan shall be calculated and made in accordance with the provisions of the respective plan, except as elsewhere provided for in this Restated Agreement.

     3.3 Executive shall be entitled to receive all employee benefits, fringe benefits and perquisites (including but not limited to the use of company cars, club memberships and financial planning services ("Company Perquisites")) customarily made available to an employee with Executive's responsibilities, and Executive shall be entitled to participate in all applicable group, life, health, disability and accident insurance plans and programs including, and not limited to, the Retirement Savings Plan, the Retirement Program, Benefits Equalization Plan (the "BE Plan") and Family Protection Plan as well as any other applicable Corporation benefit plans and programs maintained currently upon terms and at levels no less favorable than exist as of the Restement Date or that shall be established or maintained in the future for employees generally or for the Corporation's executives.

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

4.Indemnification

     The Executive shall be entitled to indemnification by the Corporation to the fullest extent permitted by law in respect of any actions or omissions which Executive has taken or has failed to take as an employee, officer or director of the Corporation while carrying out the responsibilities delegated under Section 2.1 above.




5.Termination of Employment

     The Contract Period shall terminate prior to its term on the Date of Termination as defined in Sections 5,2 or 5.3 below following receipt by the Executive or the Corporation, as the case may be, of a Notice of Termination as defined in Section 5.1 below.

     5.1 "Notice of Termination" shall mean any purported termination of Executive's employment by the Corporation or by Executive which shall be communicated by written notice to the other party hereto in accordance with Section 8 of this Restated Agreement, and which shall (1) indicate the specific termination provision in this Restated Agreement relied upon, (2) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, and (3) set forth the date on which the Executive's employment with the Corporation shall terminate.

     5.2  "Date of Termination" shall mean:

     a)thirty (30) days after Notice of Termination is given for termination of employment due to Disability; provided that Executive shall not have returned to the full-time performance of his duties during such thirty (30) day period;

     b)the date of death in the event of Executive's death;

     c)at least thirty days (30) but not more than sixty (60) days after Notice of Termination is given for termination of employment for Good Reason in respect of a termination covered by Sections 6.6 or 6.7 below;

     d)at least fifteen days (15) after Notice of Termination is given for termination of employment for Cause;

     e)at least fifteen days (15) after Notice of Termination is given for retirement after the age of 55 years but before the age of 65 years to the extent such retirement is permitted under the Retirement Savings Plan, the Retirement Program or the BE Plan ("Early Retirement"); or

     f)the date specified in the Notice of Termination for termination of employment for any other reason.

     5.3 This Restated Agreement shall automatically terminate upon the earlier of Executive's 65th birthday or the receipt by the Corporation of a Notice of Termination for Early Retirement as provided in Paragraph 5.2(e) above ("Retirement Termination")

6.     Compensation Upon Termination or During Disability

     6.1 For purposes of this Restated Agreement,
     "Disability", "Cause", "Good Reason" and "Change-in-
     Control'' shall have the meanings set forth below:

     a)Disability - If, as a result of Executive's incapacity due to physical or mental illness, Executive shall have become eligible for benefits under the applicable long-term disability plan or policy of the Corporation, Executive 's employment may be terminated by the Corporation for "Disability".

     b)Cause - Termination by the Corporation of Executive's employment for "Cause" shall mean termination upon:

        i.the prolonged or repeated absence from duty without the consent of the Board for reasons other than the Executive's incapacity due to physical or mental illness;

        ii. the acceptance by Executive of a position with another employer which conflicts with his duties as an employee of the Corporation without the consent of the Board;

        iii. the willful engaging by Executive in conduct relating to the Corporation which is demonstrably and materially injurious to the Corporation after a written demand for cessation of such conduct is delivered to Executive by the Board, which demand specifically identifies the manner in which the Board believes the Executive has engaged in such conduct and the injury to the Corporation;

        iv. a willful material breach of an established written policy or procedure of the Corporation;

        v. Executive's conviction for a crime involving moral turpitude; or

        vi) the breach of Executive's Restated Agreement set forth in Section 10.1 below.

     For purposes of this Paragraph, no act, or failure to act, on Executive's part shall be deemed "willful" unless knowingly done, or omitted to be done, by Executive not in good faith and without reasonable belief that Executive's action or omission was in the best interests of the Corporation.

     a)Good Reason - Executive shall be entitled to terminate his employment for Good Reason. For purposes of this Restated Agreement , "Good Reason" shall mean the occurrence, without Executive's express written consent, of any of the following circumstances unless such circumstances are fully corrected prior to the Date of Termination (as defined in Section 5.2 above), specified in the Notice of Termination :

        i.the terms of this Restated Agreement are materially adversely altered by action of the Corporation or the Corporation breaches in any material respect any of its agreements set forth herein;

        ii.  the   failure  of  the  Corporation  to  obtain  a
         satisfactory agreement, required in Section 8 below, from any successor to assume and perform this Restated Agreement (a copy of the agreement evidencing such assumption shall be provided by the Corporation to Executive);

        iii. any purported termination of Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements set forth in Section 5 above; for purposes of this Restated Agreement, no such purported termination shall be effective; or

        iv. Executive makes a determination in good faith that the cumulative effect of actions by the Chief Executive Officer of the Corporation or one or more of the members of the Board or their agents or associates constitutes harassment or unreasonable interference with the performance of Executive's day-to-day duties under this Restated Agreement (after a written demand for cessation of such actions is delivered by Executive to the Chief Executive Officer and to the Board which demand specifically identifies the manner in which Executive believes that such Chief Executive Officer or Board members (Or their agents or associates)
         have  harassed Executive  or   unreasonably   interfered
         with Executive's  ability  to perform his  day-to-day
         duties) ;  provided,   however,   that  appropriate
         involvement of the Chief Executive Officer or the Board members in regular reviews of those items which have, consistent with the Corporation's past practices, been normally within the purview of the Chief Executive Officer or Board's responsibilities as well as any bona fide business disagreements between the Executive and the Corporation shall not be taken into account by Executive in making his determination under this Restated Agreement.

        v.Relocation of the Executive's place of employment to a
         location outside the continental United States or
         relocation of the Executive 's place of employment within the continental United States without reimbursing
         Executive  his   cost   of relocation at a level at least as
         favorable as that provided under the Corporation' s policy and practice in effect on the date of this Restated Agreement.

     Executive's right to terminate his employment pursuant to this Paragraph shall not be affected by his
     incapacity due to physical illness .   In addition,
     Executive ' s continued employment with the Corporation shall not constitute waiver of Executive's rights under this Paragraph (c) nor constitute consent to any act or omission by the Corporation constituting Good Reason.

     d)Change-in-Control - A Change-in-Control shall be deemed to occur as of the date on which any of the following occur:

        i.the acquisition, other than from the Corporation, by any individual, entity or group (within the meaning of Section 13 (d) (3) or 14 (d) (2) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20 percent or more of either the then outstanding shares of common stock of the Corporation or the combined voting power of the then
         outstanding  voting  securities   of   the Corporation
         entitled  to vote  generally  in  the election of directors;
         or

        ii. individuals who, as of the date of this Restated Agreement, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the Effective Date whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual as a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Corporation (as such terms are used in Rule 14a-ll of Regulation 14A promulgated under the Exchange Act); or

        iii. approval by the shareholders of the Corporation of (1)
         a reorganization, merger or consolidation, in each case, with respect to which the individuals and entities who were the respective beneficial owners of the common stock and
         voting securities of the   Corporation   immediately  prior
         to  such reorganization,  merger or consolidation do not,
         following   such   reorganization,  merger  or
         consolidation, beneficially own, directly or indirectly, more than 50 percent of, respectively, the then outstanding shares of common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation; (2) a complete liquidation or dissolution of the Corporation; or of (3) the sale or other disposition of all or substantially all of the assets of the Corporation.

     6.2 During any period of Disability and until the earlier of the end of the Contract Period or Executive's death, Executive shall receive all accrued but unpaid salary plus all amounts or benefits payable or due to him (including a pro rata share under Incentive Compensation Plans earned during the year in which the Disability occurs) under the
     Corporation ' s compensation and benefit plans and programs in which Executive is participating at the commencement of any such period, plus an additional payment from the Corporation (if necessary) such that the aggregate amount received by Executive in the nature of salary continuation from all sources equals Executive's base salary at the rate in effect at the
     commencement of any such period .   Thereafter,
     Executive shall be entitled to participate in all applicable group, life, Family Protection Plan, health, disability and accident insurance plans and programs as well as any other applicable Corporation benefit plans and programs (including, but not limited to the 1992 Stock Option and Incentive Plan) in accordance with the terms of such plans and programs; provided that such terms shall not be less advantageous to Executive than the terms in effect as of the Restatement Date.

     6.3 If Executive's employment shall be terminated by reason of Executive 's death, the Executive shall be entitled to the benefits provided below:

     a)The Corporation shall pay to Executive's estate as soon as practicable after the date of Executive's death, Executive's full base salary through the date of Executive's death, at the rate in effect at the time of Executive ' s death, plus all other amounts to which Executive is entitled under any benefit or compensation plan of the Corporation including, but not limited to, a pro rata share under Incentive Compensation Plans earned during the year in which Employee's death occurs.

     b)After Executive's death, Executive's beneficiaries shall be entitled to participate in all applicable group, life, health, disability and accident insurance plans and programs as well as any other applicable Corporation benefit plans and programs including, but not limited to, the 1992 Stock Option and Incentive Plan, in accordance with the terms of such plans and programs.

     6.4 If Executive's employment shall be terminated as a result of a Retirement Termination or as a result of a voluntary resignation for other than Good Reason ("Resignation"), then Executive shall receive all accrued but unpaid salary plus all amounts payable to him under the Corporation's compensation (including, but not limited to a pro rata share under Incentive Compensation Plans earned during the year the Retirement Termination or Resignation occurs) and benefit plans and programs in which Executive is participating at the time the Retirement Termination or
     Resignation  becomes effective.    In the event of a
     Retirement Termination, Executive shall be entitled to participate in all retirement and other plans and programs effective on the Date of Termination to which he is eligible in accordance with their terms .

     6.5 If Executive's employment shall be terminated by the Corporation for Cause, then Executive shall be entitled to the following benefits:

     a)The Corporation shall pay Executive's full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given plus all other amounts to which Executive is entitled under any benefit or compensation plan of the Corporation, excluding any bonus, other incentive compensation and vacation pay, if any, otherwise payable to Executive pursuant to the terms of the applicable plan or program of the Corporation, at the time such payments are due.

     b)Executive shall be entitled to participate in all applicable group, life, health, disability and accident insurance plans and programs, only to the extent required by the terms of such plans, or only to the extent required by Federal or state law.

     6.6 If Executive's employment shall be terminated  (1)
     by the Corporation for other than Cause, (2) by Executive for Good Reason other than Good Reason as specified in Section 6.7 below ("Section 6.7 Good
     Reason") then Executive shall be entitled to the following benefits:

     a)The Corporation shall pay Executive, as soon as practicable following the Date of Termination a sum equal to Executive's full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given plus all other amounts to which Executive is entitled under any benefit or compensation plan of the Corporation (including but not limited to a pro rata share under Incentive Compensation Plans earned during the year in which employment is terminated).

     b)The Corporation shall pay Executive as soon as practicable following the Date of Termination an additional payment equal to the sum of Executive's full base salary plus the highest annual bonus received by the Executive or by any individual serving as Executive Vice President, General Counsel and Secretary of the Corporation during any of the three previous years multiplied by the higher of two (2) or the number of years (including fractions thereof) remaining under the Contract Period.

     c)At Executive's option and as soon as practicable after his request, the Corporation shall pay to Executive a sum of money equal to the value of Executive' s accrued balance of the BE Plan.

     d)For the longer of two years from the Date of Termination or until the end of the Contract Period the Corporation shall continue to make available to Executive all Company Perquisites, or, in the alternative, the Corporation shall pay to Executive as soon as practicable after Date of Termination a sum of money reasonably approximating the cash value of the Company Perquisites. Additionally, for such period of time Executive shall, subject to Section 6.9, be allowed to participate in all applicable group, life, health, disability and accident insurance plans and programs as well as any other applicable Corporation benefit plans and programs (including but not limited to the 1992 Stock Option and Incentive Plan) as if he were an active employee (limited, in the case of coverage under life insurance plans, to the leve1 of coverage that the Corporation is able to obtain on Executive's behalf based upon the annual premium cost of providing Executive with life insurance during Executive's last twelve months of employment with the Corporation), in which Executive was participating 30 days prior to the time Notice of Termination is given or comparable plans substituted therefor; provided, however, that if Executive is ineligible (e.g., by operation of law or the terms of the applicable plan) to continue to participate in any such plan, the Corporation will provide Executive with a comparable level of compensation or benefit.

     6.7 If Executive's employment by the Corporation shall be terminated by Executive for Good Reason where Executive has given Notice of Termination to the Corporation within two years from the occurrence of an event constituting a Change-of-Control, then Executive shall be entitled to the benefits provided below.

     a)The Corporation shall pay Executive his full base salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which Executive is entitled under any benefit or compensation plan of the Corporation (including but not limited to a pro rata share under Incentive Compensation Plans earned during the year in which employment is terminated)

     b)In lieu of any further base salary payments to Executive for period subsequent to the Date of Termination, the Corporation shall pay to Executive as severance pay a lump sum equal to four times (4x) the sum of Executive's full base salary for one calendar year at the rate in effect immediately prior to the time Notice of Termination is given plus the highest annual bonus received by the Executive or any individual serving as Executive Vice President, General Counsel and Secretary of the Corporation during any of the three preceding calendar years.

     c)In lieu of any further participation by Executive in the Family Protection Plan, the Corporation shall transfer to Executive a fully paid up insurance policy or policies then insuring the life of the Executive pursuant to the terms of the Family Protection Plan, plus an amount of money (the "Tax Adjustment") calculated to reimburse Executive for any local, state or Federal income or other taxes which he may be liable as a result of receiving the insurance policy or policies and the Tax Adjustment amount.

     d)At Executive's option and as soon, as practicable after his request, the Corporation shall pay Executive a sum of money equal to the value of Executive's accrued balance of the BE Plan.

     e)For   four   years   from  the   Date   of   Termination
      the Corporation shall continue to make available to Executive all Company Perquisites, or, in the alternative , the Corporation shall pay to Executive as soon as practicable after the Date of Termination a sum of money reasonably approximating the cash value of the Company Perquisite. Additionally, Executive shall, subject to
      Section 6.9, be allowed to participate in all applicable group, life, health, disability and accident insurance plans and programs as well as any other applicable Corporation benefit plans and programs (including, but not limited to the 1992 Stock Option and Incentive Plan) as if he were an active employee (limited, in the case of coverage under life insurance plans, to the level of coverage that the Corporation is able to obtain on Executive's behalf based upon the annual premium cost of providing Executive with life insurance during Executive's last twelve months of employment with the Corporation), in which Executive was participating 30 days prior to the time Notice of Termination is given or comparable plans substituted therefor; provided, however, that if Executive is ineligible (e.g., by operation of law or the terms of the applicable plan) to continue to participate in any such plan, the Corporation will provide Executive with a comparable level of compensation or benefit.

     6.8 In addition to the benefits set forth in Sections
     6.6 and 6.7, in the event that Executive's employment shall be terminated (1) by the Corporation for other than Cause, (2) by Executive for Good Reason other than Section 6.7 Good Reason, or (3) by Executive for
     Section 6.7 Good Reason then:

     a)The Company shall also pay to Executive all reasonable legal fees and expenses incurred by Executive as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination (including cost associated with legal consultation even if no actual contest or dispute results) or in seeking to obtain or enforce any right or benefit provided by this Restated Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), to any payment or benefit provided hereunder), except any such fees or expenses incurred by Executive in seeking to enforce a claim which is determined by an arbitrator, pursuant to Section 14 below, to have been frivolous in nature or not brought or pursued in good faith.

     b)In the event that Executive becomes entitled to payments under the provisions of either Section 6.6 or 6.7 (the "Severance Payments"), if Executive will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code, the Corporation shall pay to Executive at the time or times specified in Paragraph (h) below, an additional amount (the "Gross-Up Payment") such that the net amount retained by Executive, after deduction of (i) any additional Excise Tax payable by Executive as a result of Executive's receipt of the Severance Payments and (ii) any additional federal, state and local income tax and Excise tax payable by Executive as a result of Executive's receipt of the Gross-Up Payments shall be equal to the Severance Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) the Severance Payments, payments provided for in this paragraph and any other payments or benefits received or to be received by Executive in connection with a Change - in- Control of the Corporation or Executive's termination of employment (whether pursuant to the terms of this Restated Agreement or any other plan, arrangement or agreement with the Corporation, any person whose actions result in a Change-in-Control or any person affiliated with the Corporation or such person) shall be treated as "parachute payments" within the meaning of Section 280G(b) (2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b) (1) shall be treated as subject to the Excise Tax, unless and to the extent that in the opinion of tax counsel selected by the Corporation's independent auditors and acceptable to Executive, such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) and represent reasonable compensation for services actually rendered within the meaning of Section 280G(b) (4) of the Code in excess of the base amount within the meaning of
      Section 280G(b) (3) of the Code, or are otherwise not subject to the Excise Tax, (ii) the amount of the Severance Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Severance Payments or (B) the amount of excess parachute payments within the meaning of Section 280G(b) (1) (after applying clause (i) above), (iii) any payment pursuant to this Paragraph shall be treated as subject to the Excise Tax in its entirety and (iv) the value of any non-cash benefits or any deferred payment of benefit shall be determined by the Corporation's independent auditors in accordance with the principles of Sections 280G(d) (3)'and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of Executive residence on the Date of Termination, not of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time of termination of Executive's employment, Executive shall repay to the Corporation at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal and state and local income tax imposed on the Gross-Up Payment being repaid by Executive) plus interest accrued from the date such Gross-Up Payment is made to Executive to the date of such repayment on the amount of such repayment at the rate provided in Section 1274(b) (2) (B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the termination of Executive's employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Corporation shall make an additional gross up payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined.

     c)The payments provided for in Paragraph (b) above shall be made at any time during the 90 day period preceding each due date for making payment of such Excise Taxes ; provided, however, that if the amounts of such payments cannot be finally determined on or before each such date, the Corporation shall pay to Executive on such date an estimate, as determined in good faith by the Corporation, of the minimum amount of such payments and shall pay the remainder of such payments then due as soon as the amount thereof can be determined. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Corporation to Executive on the fifth day after demand by the Corporation (together with interest at the rate provided in Section 1274 (b) (2) (B) of the Code).

     6.9 Executive shall be required immediately after the Date of Termination to take reasonable steps to seek appropriate employment elsewhere; provided, however, that if Executive obtains employment that would result in a violation of the non-competition provisions of
     Section 10 of this Restated Agreement and if Executive is unable to accept such employment because the Corporation will not release Executive from Executive's non-competition obligation, Executive shall nevertheless be deemed to have satisfied the requirement of this Section to seek other employment. Upon receipt of written notice from Executive that Executive has been reemployed by another company or entity on a full-time basis (or would have been reemployed but for the non-competition provisions of
     Section 10 of this Restated Agreement) benefits otherwise receivable by Executive pursuant to Subsections 6.6(d) or 6.7(e) shall be reduced to the extent comparable benefits are made available to Executive at his new employment and any such benefits actually received by Executive shall be reported to the Corporation. Nothing herein contained shall obligate Executive to accept employment elsewhere, where the duties, status, responsibilities, compensation and benefits are not at least equal to that of his current position.

7.   Successors; Binding Agreement

     The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation to expressly assume and agree to perform this Restated Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place. Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Restated Agreement and shall entitle Executive to terminate this Restated Agreement for Good Reason. As used in this Restated Agreement, "Corporation" shall mean the Corporation and any successor to its business and or assets as aforesaid which assumes and agrees to perform this Restated Agreement by operation of law, or otherwise.

8.Notice

     For the purpose of this Restated Agreement, notices and all other communications provided for in the Restated Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed to the Executive at 6405 Mitchell Hollow Road, Charlotte, NC 28277, and to the Corporation at 3 Coliseum Centre, 2550 West Tyvola Road, Charlotte, NC 28217 to the attention of the Board with a copy to the Secretary of the Corporation or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notice of change of address shall be effective only upon receipt.

9.   Modification - Waiver

     No provision of this Restated Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by Executive and such officer of the Corporation as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Restated Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

10.  Non-Competition

     10.1 Until the Date of Termination, Executive agrees not to enter into competitive endeavors and not to undertake any commercial activity which is contrary to the best interests of the Corporation or its affiliates, including becoming an employee, owner
     (except for passive investments of not more than three percent of the outstanding shares of, or any other equity interest in, any company or entity listed or traded on a national securities exchange or in an over-the-counter securities market), officer, agent or director of (a) any firm or person engaged in the operation of a business engaged in the acquisition of industrial businesses or (b) any firm or person which either directly competes with a line or lines of business of the Corporation accounting for ten percent
     (10%) or more of the Corporation's gross revenues or earnings before taxes or derives ten percent (10%) or more of such firm's or person's gross revenues or earnings before taxes from a line or lines of business which directly compete with the Corporation. Notwithstanding any provision of this Restated Agreement to the contrary, Executive agrees that his breach of the provisions of this Section 10.1 shall permit the Corporation to terminate Executive's employment for Cause in accordance with Section 5.l(b) hereof.

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

11.  Validity

     The invalidity or unenforceability of any provision of this Restated Agreement shall not affect the validity or enforceability of any other provision of this Restated Agreement, which shall remain in full force and effect.

12.    Counterparts

     This Restated Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

13.  Arbitration

     Except as contemplated by Section 10.3 of this Restated Agreement, any dispute or controversy arising under or in connection with this Restated Agreement shall be settled exclusively by arbitration in New York, New York, or other location mutually agreed upon by the parties to the arbitration, in accordance with rules of the American Arbitration Association, and judgment upon such award rendered by the arbitrator may be entered in any court having jurisdiction over such proceeding.

14.  Governing Law

     This Restated Agreement shall be governed by and construed and enforced in accordance with the laws of the State of New York.

15.    Entire Agreement; Survival of Certain Provisions

     This Restated Agreement constitutes the whole agreement of the Corporation and the Executive.
     No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter of this Restated Agreement have been made by either party which are not expressly set forth in this Restated Agreement. The Employment Agreement dated June 1, 1995 between the Corporation and the Executive is hereby superseded by this Restated Agreement.

     The obligations of the Corporation under Section 9
     above and the Executive's obligations under Section 10 above shall survive the expiration of the term of this Restated Agreement.

16.  Withholding

     Any payments made to Executive under this Restated
     Agreement shall be paid net of any applicable withholding required under Federal, state or local law.

     IN WITNESS WHEREOF, the parties hereto have executed this Restated Agreement as of January 10, 1997 to be effective as of the Effective Date.

                           COLTEC INDUSTRIES INC

                         By:      John W. Guffey, Jr
                                Chairman, President and
                                Chief Executive Officer

                                Robert J. Tubbs
                                    Executive