Form 10-Q
period 1997-06-29
COLTEC INDUSTRIES INC
filed 1997-08-13
CIK 201493

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q

 (Mark one)
 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
  For the quarterly period ended June 29, 1997

                             or

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


  On July 31, 1997, there were outstanding 65,417,552 shares of common stock, par value $.01 per share.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

           COLTEC INDUSTRIES INC AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF EARNINGS

                            Three Months Ended      Six Months Ended
                           June 29,     June 30,   June 29,   June 30,
                             1997         1996       1997       1996
                           --------     --------    -------   --------
                              (in thousands, except per share data)

Net sales                    $322,227    $293,015   $631,399  $574,213
Cost of sales                 217,137     201,900    428,812   409,916
Gross profit                  105,090      91,115    202,587   164,297
Selling and administrative     56,336      46,227    108,905    98,078

Operating Income               48,754      44,888    93,682     66,219

Interest expense, net          12,682      20,332    25,046     41,458

Earnings from continuing operations
  before income taxes and
  extraordinary item            36,072     24,556    68,636     24,761

Income taxes                    12,264      8,339    23,336      8,417

Earnings from continuing operations
  before extraordinary item     23,808     16,217    45,300     16,344

Discontinued operations
  (net of tax)                       -     43,507         -     51,156

Extraordinary item (net of tax)      -          -         -     (1,822)

Net earnings                  $ 23,808   $ 59,724   $ 45,300  $ 65,678

Earnings per common share
  Before extraordinary item   $    .36   $    .23   $    .67  $    .23
  Discontinued operations            -        .62          -       .73
  Extraordinary item                 -          -          -      (.03)

Net earnings                  $    .36   $    .85   $    .67  $    .93

Weighted average number of common
  and common equivalent shares  66,695     70,322      67,213    70,254


See notes to consolidated financial statements.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS



                                                      June 29,    Dec. 31,
                                                        1997         1996
                                                      ---------   ---------
                                                           (in thousands)

A S S E T S
Current assets:
  Cash and cash equivalents                             $  8,532  $ 15,029
  Accounts and notes receivable, net of
     allowance of $2,394 in 1997 and $2,007 in 1996      193,862   190,325
  Inventories
     Finished goods                                       44,253    48,813
     Work in process and finished parts                  144,635   122,817
     Raw materials and supplies                           33,369    32,568
                                                         222,257   204,198
  Deferred income taxes                                    3,065    10,524
  Other current assets                                    14,301    12,769
       Total current assets                              442,017   432,845

Property, plant and equipment, net                       228,890   214,790

Costs in excess of net assets acquired, net              131,292   132,872

Other assets                                              60,152    58,869

                                                        $862,351  $839,376


See notes to consolidated financial statements.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                              June 29,      Dec. 31,
                                                1997          1996
                                              ---------     ---------
                                          (in thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $   528      $ 2,528
  Accounts payable                               65,412       55,410
  Accrued expenses                              137,489      145,104
  Current portion of liabilities of
         discontinued operations                  6,002       14,229
         Total current liabilities              209,431      217,271
Long-term debt                                  762,045      717,722
Deferred income taxes                            57,371       50,646
Other liabilities                                81,949      100,004
Liabilities of discontinued operations          163,750      170,740
Commitments and contingencies                         -            -

Shareholders' equity:
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                          -           -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,449,593 and
    70,398,661 shares issued at June 29, 1997
    and December 31, 1996, respectively (excluding
    25,000,000 shares held by a wholly owned
    subsidiary)                                       704         704
  Capital surplus                                 641,715     643,221
  Retained deficit                               (961,603) (1,006,903)
  Unearned compensation                            (2,465)     (2,136)
  Minimum pension liability                        (3,200)     (3,200)
  Foreign currency translation adjustments         (2,704)     (1,151)
                                                 (327,553)   (369,465)
  Less cost of 5,021,141 and 3,182,822 shares
     of common stock in treasury at
     June 29, 1997 and December 31, 1996,
     respectively                                 (84,642)    (47,542)

                                                 (412,195)   (417,007)

                                                 $862,351    $839,376



See notes to consolidated financial statements.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands)


                                                     Six Months Ended
                                                  June 29,     June 30,
                                                    1997         1996
                                                  ---------    --------
Cash flows from operating activities:
  Net earnings                                    $ 45,300    $ 65,678
 Adjustments to reconcile net earnings to cash
   provided by operating activities:
   Extraordinary item                                    -       1,822
   Depreciation and amortization                    16,589      18,903
   Deferred income taxes                            14,184      24,476
   Gain on sale of Automotive Busines s                  -     (52,227)
   Payments of liabilities of discontinued
     operations                                    (12,717)     (1,805)
   Other operating items                           (20,248)     (1,746)
   Changes in assets and liabilities:
      Accounts and notes receivable                 (3,537)    (56,747)
      Inventories                                  (18,060)     (4,386)
      Other current assets                          (1,532)      2,055
      Accounts payable                              10,002      (4,263)
      Accrued expenses                              (7,615)     19,815

         Cash provided by operating activities      22,366      11,575

Cash flows from investing activities:
  Capital expenditures                             (29,267)    (16,025)
  Proceeds from sale of Automotive Business              -     283,000

          Cash provided by (used in) investing
          activities                               (29,267)    266,975

Cash flows from financing activities:
  Increase in revolving facility, net               49,500      33,000
  Repayment of long-term debt                       (7,177)   (297,819)
  Purchase of treasury stock                       (41,919)     (1,863)

          Cash provided by (used in) investing
          activities                                   404    (266,682)

Increase (decrease)in cash and cash equivalents     (6,497)      11,868
Cash and cash equivalents - beginning of period     15,029        3,971

Cash and cash equivalents - end of period         $  8,532     $ 15,839

Supplemental cash flow data:
  Cash paid for interest                          $ 22,438     $ 42,297
  Cash paid for income taxes                         1,268       19,235

See notes to consolidated financial statements.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   (dollars in thousands)
1. SUMMARY OF ACCOUNTING POLICIES


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

2. DISCONTINUED OPERATIONS

In  June  1996, the Company sold Holley Automotive,  Coltec
Automotive and Performance Friction Products to Borg-Warner
Automotive, Inc.  In December 1996, the Company sold Farnam
Sealing Systems Division to Meillor SA.  The sale of  these
businesses   represented  a  disposal  of   the   Company's
Automotive    Segment.    Accordingly,   the   Consolidated
Statements of Earnings for the three months and six months ended June 30, 1996 have been restated to reflect the operations of the automotive original equipment components businesses as a discontinued operation.

Liabilities of discontinued operations at June 29, 1997 of $169,752 relate to contingent contractual obligations, environmental matters, reserves for postretirement benefits and other future estimated costs for various discontinued operations.

3. EXTRAORDINARY ITEM

The Company incurred an extraordinary charge of $1,822, net of income taxes of $937, in the first quarter of 1996 in connection with early retirement of debt.

4. COMMITMENTS AND CONTINGENCIES

The Company and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings.

With  respect  to  asbestos product liability  and  related
litigation costs, as of June 29, 1997, two subsidiaries  of
the Company were among a number of defendants (typically 15
to   40)   in   approximately  105,300  actions  (including
approximately   3,600  actions  in   advanced   stages   of
processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   (dollars in thousands)

During  the  first six months of 1997, two subsidiaries  of
the  Company  received  approximately  22,800  new  actions
compared  to  approximately  23,200  new  actions  received
during  the  first  six months of 1996.  Through  June  29,
1997,  approximately  194,800 of the approximately  300,100
total actions brought have been settled or otherwise disposed.

The  damages claimed for personal injury or death vary from
case to case, and in many cases plaintiffs seek $1,000  nor
more in compensatory damages and $2,000 or more in punitive
damages.   Although the law in each state differs  to  some
extent,  it  appears,  based on  advice  of  counsel,  that
liability  for compensatory damages would be  shared  among
all  responsible  defendants, thus limiting  the  potential
monetary   impact  of  such  judgments  on  any  individual
defendant.

Following a decision of the Pennsylvania Supreme Court,  in
a  case  in  which  neither  the  Company  or  any  or  its
subsidiaries were parties, that held insurance carriers are
obligated  to cover asbestos-related bodily injury  actions
if  any  injury  or  disease process, from  first  exposure
through  manifestation, occurred during  a  covered  policy
period  (the "continuous trigger theory of coverage"),  the
Company settled litigation with its primary and most of its
first-level excess insurance carriers, substantially on the
basis of the Court's ruling.  The Company has negotiated  a
final  agreement with most of its excess carriers that  are
in  the  layers  of coverage immediately  above  its  first
layer.    The  Company  is  currently  receiving   payments
pursuant  to  this agreement.  The Company  believes  that,
with  respect to the remaining carriers, a final  agreement
can be achieved without litigation and on substantially the
same  basis that it has resolved the issues with its  other
carriers.  Settlements are generally made on a group  basis
with payments made to individual claimants over periods  of
one  to  four  years.  Payments were made with  respect  to
asbestos  liability  and related costs aggregating  $34,281
and  $32,534  for the first six months of  1997  and  1996,
respectively,  substantially all of which were  covered  by
insurance.   Related to payments not covered by  insurance,
the Company recorded charges to operations amounting to $4,000 and $4,250 for the first six months of 1997 and 1996, respectively.

In  accordance  with the Company's internal procedures  for
the  processing of asbestos product liability  actions  and
due  to  the  proximity  to trial  or  settlement,  certain
outstanding  actions have progressed to a stage  where  the
Company  can  reasonably estimate the cost  to  dispose  of
these actions.  As of June, 29, 1997, the Company estimates
that the aggregate remaining cost of the disposition of the
settled  actions for which payments remain to be  made  and
actions   in  advanced  stages  of  processing,   including
associated legal costs, is approximately $56,460 and the Company expects that this cost will be substantially covered by insurance.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
                   (dollars in thousands)

With  respect to the 101,700 outstanding actions as of June
29,  1997, which are in preliminary procedural stages,  the
Company  lacks sufficient information upon which  judgments
can  be made as to the validity or ultimate disposition  of
such  actions, thereby making it difficult to estimate with
reasonable  certainty the potential liability or  costs  to
the  Company.  When asbestos actions are received, they are
typically  forwarded to local counsel to  ensure  that  the
appropriate preliminary procedural response is taken.   The
complaints  typically do not contain sufficient information
to permit a reasonable evaluation as to their merits at the
time  or  receipt,  and  in  jurisdictions  encompassing  a
majority of the outstanding actions, the practice has  been
that  little or no discovery or other action is taken until
several   months   prior  to  the  date  set   for   trial.
Accordingly, the Company generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to the Company, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or proceed to trial is typically not made prior to the receipt of such information.

It  is  also  difficult to predict the number  of  asbestos
lawsuits  that the Company's subsidiaries will  receive  in
the  future.  The Company has noted that, with  respect  to
recently  settled actions or actions in advanced stages  of
processing, the mix of the injuries alleged and the mix  of
the  occupations of the plaintiffs have been changing  from
those traditionally associated with the Company's asbestos-
related actions.  The Company is not able to determine with
reasonable  certainty  whether this  trend  will  continue.
Based  upon  the  foregoing, and due to the unique  factors
inherent  in each of the actions, including the  nature  of
the  disease, the occupation of the plaintiff, the presence
or  absence  of  other  possible causes  of  a  plaintiff's
illness,  the availability of legal defenses, such  as  the
statute of limitations or state of the art, and whether the
lawsuit is an individual one or part of a group, management
is unable to estimate with reasonable certainty the cost of
disposing  of outstanding actions in preliminary procedural
stages  or  of  actions that may be filed  in  the  future.
However, the Company believes that its subsidiaries are  in
a  favorable  position  compared to many  other  defendants
because,  among other things, the asbestos  fibers  in  its
asbestos-containing     products     were     encapsulated.
Considering the foregoing, as well as the experience of the
Company's  subsidiaries  and other defendants  in  asbestos
litigation, the likely sharing of judgments among  multiple
responsible  defendants,  and  the  substantial  amount  of
insurance coverage that the Company expects to be available
from  its  solvent  carriers,  the  Company  believes  that
pending  and reasonably anticipated future actions are  not
likely   to   have  a  material  effect  on  the  Company's
consolidated results of operations and financial condition.

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

                                     June 29,       Dec. 31,
                                       1997           1996
                                     --------       --------
  Accounts and notes receivable       $56,491        $67,012
  Other assets                         15,339         18,728
  Accrued expenses                     50,064         60,659
  Other liabilities                     6,396         10,879

With respect to environmental proceedings, the Company  has
been  notified that it is among the Potentially Responsible
Parties under federal environmental laws, or similar  state
laws,  relative to the costs of investigating and  in  some
cases  remediating contamination by hazardous materials  at
several   sites.   Such  laws  impose  joint  and   several
liability  for  the costs of investigating and  remediating
properties contaminated by hazardous materials.   Liability
for  these  costs  can  be imposed on  present  and  former
owners  or  operators of the properties or on  parties  who
generated    the   wastes   that   contributed    to    the
contamination.    The  Company's  policy   is   to   accrue
environmental  remediation costs when it is  both  probable
that  a  liability has been incurred and the amount can  be
reasonably  estimated.   While it  is  often  difficult  to
reasonably     quantify     future    environmental-related
expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $22,000 and $46,000. In connection with these expenditures, the Company has accrued $33,000 at June 29, 1997, representing management's best estimate of probable non-capital environmental expenditures.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES

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


5. Subsequent Events

In  April  1997, the Company signed a letter of  intent  to
acquire   AMI   Industries  Inc.  (AMI),  a  Colorado-based
manufacturer of flight attendant and cockpit seats for commercial aircraft. The transaction, subject to normal closing conditions, was closed in July 1997. Sales for 1997 related to this business are expected to approach $20 million.

In  July  1997, the Company signed a letter  of  intent  to
acquire the sheet rubber and conveyor belt business of Dana
Corporation's   Boston  Weatherhead   division   based   in
Paragould, Arkansas. The transaction is scheduled to close in the fourth quarter of 1997. Annual sales are expected to approximate $35 million.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

The following table shows financial information by industry segment for the three months and six months ended June 29, 1997 and June 30, 1996.


                         Three Months Ended        Six Months Ended
                        --------------------     --------------------
                         June 29,    June 30,     June 29,  June 30,
                           1997        1996          1997     1996
                         --------    --------     --------- --------
                                        (in thousands)

Sales:
  Aerospace               $128,617    $103,898    $247,757   $197,191
  Industrial               193,918     189,411     384,017    377,817
  Intersegment elimination    (308)       (294)       (375)      (795)

          Total           $322,227    $ 293,015    $631,399  $574,213

Operating income:
  Aerospace               $ 20,594     $ 13,447    $ 38,897   $ 9,226
  Industrial                39,165       40,633      75,435    77,511
          Total segments    59,759       54,080     114,332    86,737
  Corporate unallocated    (11,005)      (9,192)    (20,650)  (20,518)
  Operating income        $ 48,754     $ 44,888    $ 93,682  $ 66,219



Operating  income for the six months ended  June  30,  1996
included  a  charge  of  $14.2  million  relating  to   the
bankruptcy   of   a  major  aerospace  customer   (Fokker).
Excluding this charge, operating income for the six months ended June 30, 1996 for the Aerospace Segment and the Company would have been $23.4 million and $80.4 million, respectively.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES


Results of Operations

Company Review

Net sales for the second quarter of 1997 increased 10.0% to
$322.2  million from $293.0 million for the second  quarter
of  1996  primarily driven by increases  in  the  Aerospace
Segment.  Gross profit increased to $105.1 million for  the
second  quarter  1997 from $91.1 million in second  quarter
1996.  The increase in gross profit margin to 32.6% in  the
second  quarter 1997 from 31.1% in the second quarter  1996
resulted  from  higher  margins in the  Aerospace  Segment.
Selling and administrative expenses totaled $56.3 million, or 17.5% of sales, in second quarter 1997 compared to $46.2 million, or 15.8% of sales, in second quarter 1996.

Net  sales for the six months ended June 29, 1997 increased
10.0% to $631.4 million from $574.2 million for the six months ended June 30, 1996 as a result of continued sales increases in the Aerospace Segment.
Gross profit increased to $202.6 million for the first six months of 1997 from $164.3 million for the first six months of 1996. The increase in gross profit margin to 32.1% for year to date 1997 from 28.6% for year to date 1996 resulted from higher margins in the Aerospace Segment and the first quarter 1996 bankruptcy of Fokker. Although selling and administrative expenses totaled $108.9 million for year to date 1997 compared to $98.1 million for year to date 1996, selling and administrative expenses remained flat as a percentage of sales, 17.2% for year to date 1997 as compared to 17.1% for year to date 1996.

Operating income increased to $48.8 million in second quarter 1997 from $44.9 million in the second quarter of 1996. Operating margin remained relatively consistent at 15.1% for second quarter 1997 as compared to 15.3% for the second quarter 1996.

Operating income increased to $93.7 million for the first six months of 1997 from $66.2 million for the first six months of 1996. The 1996 amount includes the effect of the $14.2 million charge relating to the Fokker bankruptcy.
Operating margin for year to date 1997 was 14.8% compared to 11.5% for year to date 1996 (14.0% excluding the effect of Fokker).

Interest expense decreased 37.6% to $12.7 million in second
quarter 1997 from $20.3 million for second quarter 1996 and
decreased 40.0% to $25.0 million for year to date  1997  as
compared  to  $41.5 million for year to date  1996.   These
decreases   were  a  direct  result  of  significant   debt
reduction in June 1996 and the December 1996 refinancing of substantially all of the Company's high-cost fixed-rate debt with lower-cost, variable-rate bank debt.

The results of discontinued operations for the three months and six months ended June 30, 1996 reflect the net earnings for those periods for the automotive original equipment components operations which were sold in 1996.

           COLTEC INDUSTRIES INC AND SUBSIDIARIES

As a result of the foregoing, earnings from continuing operations for the three months and six months ended June 29, 1997 were $23.8 million and $45.3 million, respectively, as compared to $16.2 million and $16.3 million for the three months and six months ended June 30, 1996, respectively. Net earnings were $23.8 million in second quarter 1997, or $0.36 per share, compared to net earnings of $59.7 million, or $0.85 per share, in second quarter 1996. 1997 year to date net earnings were $45.3 million, or $0.67 per share, as compared to $65.7 million, or $0.93 per share for 1996. The decrease in interest expense increased 1997 second quarter earnings by $0.08 per share and 1997 year to date earnings by $0.16 per share.

Segment Review - Aerospace

Sales in second quarter 1997 for the Aerospace Segment totaled $128.6 million increasing 23.8% from $103.9 million in the second quarter 1996. For the six months ended June 29, 1997 Aerospace sales increased 25.6% to $247.8 million from $197.2 million for the comparable 1996 period. At Menasco, sales increased significantly due to rising commercial aircraft production as well as improved military sales. Menasco deliveries of main landing gear systems for the Boeing 737 increased from 9 and 17 shipsets in the three months and six months ended June 30, 1996, respectively, to 42 and 82 shipsets in the three months and six months ended June 29, 1997, respectively, while military sales benefited primarily from higher shipset deliveries for the F-15 and F-16 programs. At Chandler Evans, significantly higher sales were primarily due to higher sales of spare parts while original equipment sales also improved.

Operating income for the Aerospace Segment increased 53.7% to $20.6 million in second quarter 1997 from $13.4 million in second quarter of 1996. Operating margin for the second quarter 1997 increased to 16.0% from 12.9% for second quarter 1996. Operating income for year to date 1997 was $38.9 million increasing from $9.2 million for year to date 1996. The year to date 1996 amount includes the effect of the $14.2 million charge relating to the Fokker bankruptcy. Excluding such charge, operating margin for year to date 1996 would have been 11.9% compared to 15.7% for year to date 1997. At Menasco's Aerospace Division, operating margins for three months and six months ended June 29, 1997 were impacted by a favorable mix of landing gear systems for certain commercial airline programs as well as improved manufacturing efficiencies due to higher production. Chandler Evans realized higher margins due to a higher profit sales mix and selling price increases for certain products. The increases were also driven by generally higher sales volumes and improved margins for the Segment's other businesses.

Segment Review - Industrial

Industrial sales increased to $193.9 million and $384.0 million in the three months and six months ended June 29, 1997, respectively, from $189.4 and $377.8 million in the three months and six months ended June 30, 1996, respectively. The Garlock Bearings, Stemco, Delavan Commercial, France Compressor Products and Quincy Compressor Divisions all experienced solid sales volume increases. Sales for Garlock Sealing Technologies increased primarily due to selling price increases and new product sales. Fairbanks Morse Engine sales decreased due to large

           COLTEC INDUSTRIES INC AND SUBSIDIARIES

nonrecurring engine orders in the first and second quarters of 1996. Holley Performance Products sales also decreased due to curtailed orders by two major customers.

Operating  income  for  the  Industrial  Segment  decreased
slightly  to $39.2 million  and $75.4 million in the  three
months  and  six months ended June 29, 1997,  respectively,
from  $40.6 million and 77.5 million in the three  and  six
months ended June 30, 1996, respectively.  Operating income
increased  for  the Stemco, Delavan Commercial  and  Quincy
Compressor   Divisions   due  to  higher   sales   volumes.
Operating results at Holley Performance Products were lower due to decreased sales volumes while Garlock Sealing
Technologies was negatively impacted by increased costs related to various international initiatives.

Liquidity and Capital Resources

The Company generated $22.4 million of operating cash flows
for  the six months ended June 29, 1997 compared with $11.6
million for the six months ended June 30, 1996.  The higher
operating  cash  flows  in  1997  were  primarily  due   to
increased   cash   flow  from  earnings   from   continuing
operations partially offset by increased payments related to liabilities of discontinued operations and payments related to asbestos claims.

The current ratio of current assets to current liabilities at June 29, 1997 was 2.11 increasing from 1.99 at December
31, 1996. Cash and cash equivalents decreased to $8.5 million at June 29, 1997 from $15.0 million at December 31,
1996.

In  the first six months of 1997 the Company invested $29.3
million  in capital expenditures compared to $16.0  million
during the same prior year period.  Debt increased by $44.3
million  at  June  29, 1997 compared to December  31,  1996
through additional borrowings under the Company's revolving credit facility. The increased borrowings were used to repurchase 2,124,300 shares of the Company's common stock at a cost of $41.9 million.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  The annual meeting of the shareholders of Coltec
          was held on   May 8, 1997.

     (b)  At the annual meeting of shareholders held on May
          8, 1997,shareholders voted for:

          1. The election of Board Directors consisting of seven members.


          2.   Approval of the 1997 Restricted Stock Plan for Outside
               Directors.


          3. Appointment of Arthur Anderson LLP as the independent public accountants for 1997.


     There were 66,469,666 shares of Coltec Common Stock, par value $.01 per share, outstanding and entitled to one vote per share as of the record date for said meeting.
     The voting results were as follows:

          1.   Election of Directors

                                        Number of Votes

       Name of Candidates              For        Withheld

          Joseph R. Coppola          59,451,790   2,366,227
          William H. Grigg           59,509,688   2,308,329
          John W. Guffey, Jr.        59,460,438   2,357,579
          David I. Margolis          59,496,176   2,321,841
          David D. Harrison          59,454,290   2,363,727
          Joel Moses                 59,520,723   2,297,294
          Richard A. Stuckey         59,520,282   2,297,735

          2.   Approval of 1997 Restricted Stock Plan for
               Outside Directors.

                For           Against        Abstain

                56,828,983    2,119,149     2,253,486

          3. Appointment of Arthur Andersen LLP as the independent public accountants for 1997.

                For           Against        Abstain

                59,564,613    29,652         2,223,752

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  27.1 Consolidated Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 29, 1997.

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




Date: August 13, 1997