Form 10-Q
period 1997-09-28
COLTEC INDUSTRIES INC
filed 1997-11-12
CIK 201493

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

 (Mark one)
 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the quarterly period ended September 28, 1997

                                    or

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


  On October 31, 1997, there were outstanding 65,485,707 shares of common stock, par value $.01 per share.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  COLTEC INDUSTRIES INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS


                                    Three Months Ended    Nine Months Ended

                                    Sept. 28,  Sept. 29,  Sept. 28,  Sept. 29,
                                      1997       1996        1997       1996

                                      (in thousands, except per share data)

Net sales                           $324,453  $287,216   $955,852   $861,429
Cost of sales                        221,472   201,358    650,284    611,274
Gross profit                         102,981    85,858    305,568    250,155
Selling and administrative            53,787    43,718    162,692    141,796
Special charges                            -         -          -          -

Operating income                      49,194    42,140    142,876    108,359

Interest expense and other, net       13,859    17,045     38,905     58,503

Earnings from continuing operations
  before income taxes and
  extraordinary item                  35,335    25,095    103,971     49,856

Income taxes                          12,014     8,533     35,350     16,950

Earnings from continuing operations
  before extraordinary item           23,321    16,562     68,621     32,906

Discontinued operations
  (net of tax)                             -     1,509          -     52,665

Extraordinary item (net of tax)            -       (59)         -     (1,881)

Net earnings                         $23,321   $18,012    $68,621    $83,690

Earnings per common share
  Before extraordinary item             $.35      $.24      $1.03       $.47
  Discontinued operations                  -       .02          -        .76
  Extraordinary item                       -         -          -       (.03)

Net earnings                            $.35      $.26      $1.03      $1.20

Weighted average number of common
  and common equivalent shares        66,596    68,997     67,007     69,835



See notes to consolidated financial statements.

                  COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                      Sept. 28,   Dec. 31,
                                                        1997        1996

                                                           (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                              $11,769   $15,029
  Accounts and notes receivable, net of
    allowance of $2,705 in 1997 and $2,007 in 1996       142,383   190,325

  Inventories
     Finished goods                                       51,787    48,813
     Work in process and finished parts                  150,304   122,817
     Raw materials and supplies                           34,395    32,568
                                                         236,486   204,198
  Deferred income taxes                                    8,998    10,524
  Other current assets                                    13,951    12,769
     Total current assets                                413,587   432,845

Property, plant and equipment, net                       246,240   214,790

Costs in excess of net assets acquired, net              140,558   132,872

Other assets                                              63,827    58,869

                                                        $864,212  $839,376



See notes to consolidated financial statements.

                  COLTEC INDUSTRIES INC AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                       Sept. 28,    Dec. 31,
                                                         1997        1996

                                              (In thousand, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                        $565     $2,528
  Accounts payable                                       68,496     55,410
  Accrued expenses                                      151,869    145,104
  Current portion of liabilities of
    discontinued operations                               5,345     14,229
      Total current liabilities                         226,275    217,271
Long-term debt                                          738,625    717,722
Deferred income taxes                                    58,864     50,646
Other liabilities                                        70,912    100,004
Liabilities of discontinued operations                  160,428    170,740
Commitments and contingencies                                 -          -

Shareholders' equity:
  Preferred stock, $.01 par value,
    2,500,000 shares authorized,
    shares outstanding - none                                 -          -
  Common stock, $.01 par value,
    100,000,000 shares authorized, 70,501,948 and
    70,398,661 shares issued at September 28, 1997
    and December 31, 1996, respectively (excluding
    25,000,000 shares held by a wholly owned
    subsidiary)                                             705        704
  Capital surplus                                       642,828    643,221
  Retained deficit                                    (938,282) (1,006,903)
  Unearned compensation                                 (3,177)     (2,136)
  Minimum pension liability                             (3,200)     (3,200)
  Foreign currency translation adjustments
                                                        (5,213)     (1,151)
                                                      (306,339)   (369,465)
  Less cost of 4,999,741 and 3,182,822 shares
    of common stock in treasury at
    September 28, 1997 and December 31, 1996,
    respectively
                                                       (84,553)    (47,542)


                                                      (390,892)   (417,007)

                                                       $864,212   $839,376



See notes to consolidated financial statements.

                  COLTEC INDUSTRIES INC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                    Nine Months Ended
                                                   Sept. 28,  Sept. 29,
                                                     1997        1996
Cash flows from operations activities:
  Net earnings                                      $68,621    $83,690
  Adjustments to reconcile net earnings to cash
    provided by operating activities:
    Extraordinary item                                    -      1,881
    Depreciation and amortization                    28,327     27,720
    Deferred income taxes                            10,209     15,106
    Gain on sale of Automotive Business                   -    (57,487)
    Payments of liabilities of discontinued
      operations                                    (19,196)    (1,556)
    Foreign currency translation adjustment          (4,062)       978
    Other operating items                           (30,825)   (18,402)
    Changes in assets and liabilities:
     Accounts and notes receivable                  (10,604)   (67,802)
      Inventories                                   (28,314)      (642)
      Other current assets                             (504)      (256)
      Accounts payable                               11,934    (10,094)
      Accrued expenses                                4,748     41,411

        Cash provided by operating activities        30,334     14,547

Cash flows from investing activities:
  Capital expenditures                              (46,004)   (29,662)
  Acquisition of business                           (23,778)         -
  Proceeds from sale of Automotive Business               -    296,522

        Cash provided by (used in) investing
          activities                                (69,782)   266,860

Cash flows from financing activities:
  Increase in revolving facility, net                25,000     65,000
  Sale of accounts receivable                        62,000          -
  Repayment of long-term debt                        (8,117)  (300,390)
  Purchase of treasury stock                        (42,695)   (37,545)

        Cash provided by (used in) financing
          activities                                 36,188   (272,935)

Increase (decrease) in cash and cash equivalents     (3,260)     8,472
Cash and cash equivalents - beginning of period      15,029      3,971

Cash and cash equivalents - end of period           $11,769    $12,443

Supplemental cash flow data:
  Cash paid of interest                             $35,025    $44,577
  Cash paid for income taxes, net                    13,827     22,131



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

2. SALE OF ACCOUNTS RECEIVABLE

  In September 1997, the Company and certain of its subsidiaries sold $77,500 of their U.S. and Canadian customer trade receivables to CNC Finance LLC (CNC Finance) a bankruptcy remote subsidiary of the Company. CNC Finance entered into a three-year agreement to sell, on a revolving basis, an undivided fractional ownership interest in the receivables, based on the level of eligible receivables, up to a maximum of $85,000. At September 28, 1997, $62,000 of the Company's receivables were sold under this agreement and the sale has been reflected as a reduction of accounts receivable in the Consolidated Balance Sheet. The undivided interests were sold at a discount which was included in Interest expense and other, net in the Consolidated Statement of Earnings.

3. SPECIAL CHARGES

  In the third quarter of 1995, the Company recorded a special charge of $27,000, primarily to cover the costs of closing the Walbar compressor blade facility in Canada. The facility was closed during 1996. The special charge included costs to cover the cancellation of contractual obligations resulting from the decision to close the Walbar facility, asset write-downs, severance and employee-related costs and other costs necessary to implement the shutdown of the Walbar facility and selected workforce reductions throughout the Company. At September 28, 1997

                COLTEC INDUSTRIES INC AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                        (dollars in thousands)


  all related costs had been charged and the remaining accrual was reversed. The activity in the related reserve through September 28, 1997 was as follows:


                       Contractual    Asset
                       Obligations Writedowns Severance  Other     Total

   1995 charge           $9,065     $7,845     $5,084    $5,006   $27,000
   1995 activity            (65)    (4,549)    (1,778)   (2,553)   (8,945)
   December 31,1995       9,000      3,296      3,306     2,453    18,055
   1996 activity           (961)    (1,875)    (1,876)   (1,597)   (6,309)
   December 31, 1996     $8,039     $1,421     $1,430      $856   $11,746
   1997 activity
     year to date        (1,200)         -       (517)      (29)   (1,746)
   Reversal              (6,839)    (1,421)      (913)     (827)  (10,000)
   September 28, 1997    $    -     $    -     $    -    $    -    $    -



  In the third quarter of 1997, the Company recorded a special charge of $10,000, to cover the restructuring of its Industrial Segment. This special charge included the costs of closing its FMD Electronics operations in Roscoe, Illinois and its Ortman Fluid Power operations in Hammond, Indiana. The special charge also included the costs to restructure the Company's Industrial Segment businesses in Canada and Germany and certain termination costs related to the relocation of the Delavan Commercial divisional headquarters to North Carolina. The third quarter 1997 charge included costs resulting from cancellation of contractual obligations, asset write-downs, severance and employee-related costs and other costs to shut-down these facilities that will not benefit future operations. The related reserve activity for year to date 1997 was as follows:


                        Contractual    Asset
                        Obligations  Writedowns Severance  Other   Total

   1997 charge              $641      $1,049     $5,425    $2,885  $10,000
   1997 activity
     year to date            (50)       (590)    (1,706)     (381)  (2,727)
   September 28, 1997       $591        $459     $3,719    $2,504   $7,273


4. DISCONTINUED OPERATIONS

  In June 1996, the Company sold Holley Automotive, Coltec Automotive and Performance Friction Products to Borg-Warner Automotive, Inc. In December 1996, the Company sold Farnam Sealing Systems Division to Meillor SA. The sale of these businesses represented a disposal of the Company's Automotive Segment. Accordingly, the Consolidated Statements of Earnings for the three months and nine months ended September 29, 1996 have been restated to reflect the operations of the automotive original equipment components businesses as a discontinued operation.

                COLTEC INDUSTRIES INC AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                        (dollars in thousands)



  Liabilities of discontinued operations at September 28, 1997 of $165,773 relate to contingent contractual obligations, environmental matters, reserves for postretirement benefits and other future estimated costs for various discontinued operations.

5. EXTRAORDINARY ITEM

  The Company incurred an extraordinary charge of $1,821, net of income taxes of $937, in the first quarter of 1996 in connection with early retirement of debt.

6. COMMITMENTS AND CONTINGENCIES

  The Company and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings.

  With respect to asbestos product liability and related litigation costs, as of September 28, 1997, two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 110,300 actions (including approximately 3,600 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers.

  During the first nine months of 1997, two subsidiaries of the Company received approximately 31,400 new actions compared to approximately 32,400 new actions received during the first nine months of 1996. Through September 28, 1997, approximately 193,700 of the approximately 304,000 total actions brought have been settled or otherwise disposed.

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

                COLTEC INDUSTRIES INC AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                        (dollars in thousands)

  Payments were made with respect to asbestos liability and related costs aggregating $47,572 and $53,642 for the first nine months of 1997 and 1996, respectively, substantially all of which were covered
  by insurance.   Related  to  payments not  covered  by  insurance,  the
  Company recorded charges to operations amounting to $6,000 and $6,125 for the first nine months of 1997 and 1996, respectively.

  In  accordance  with  the  Company's  internal  procedures  for  the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of September 28, 1997, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $56,300 and the Company expects that this cost will be substantially covered by insurance.

  With respect to the 106,700 outstanding actions as of September 28, 1997, which are in preliminary procedural stages, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to the Company. When asbestos actions are received, they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time or receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, the Company generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to the Company, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or proceed to trial is typically not made prior to the receipt of such information.

  It is also difficult to predict the number of asbestos lawsuits that the  Company's subsidiaries will receive in the future.  The Company has  noted that, with respect to recently settled actions or actions in  advanced  stages of processing, the mix of the injuries  alleged and  the mix of the occupations of the plaintiffs have been changing from  those  traditionally associated with the  Company's  asbestos-
  related  actions.   The  Company  is  not  able  to  determine  with
  reasonable  certainty whether this trend will continue.  Based  upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part  of  a  group, management is unable to estimate
  with reasonable certainty   the  cost  of  disposing  of  outstanding
  actions in preliminary procedural stages or of actions that may be filed in the future. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Considering the

                COLTEC INDUSTRIES INC AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                        (dollars in thousands)

  foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgements among multiple responsible defendants, and the substantial amount of insurance coverage that the Company expects to be available from its solvent carriers, the Company believes that pending and reasonably anticipated future actions are not likely to have a material effect on the Company's consolidated results of operations and financial condition.

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


  Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheets are as follows:

                                     Sept. 28,     Dec. 31,
                                       1997          1996

  Accounts and notes receivable       $68,439      $67,012
  Other assets                         16,553       18,728
  Accrued expenses                     49,942       60,659
  Other liabilities                     6,396       10,879

  With respect to environmental proceedings, the Company has been notified that it is among the Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. Such laws impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The Company's

                COLTEC INDUSTRIES INC AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                        (dollars in thousands)

  policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can
  be  reasonably  estimated.   While  it  is  often difficult to
  reasonably  quantify  future  environmental-related expenditures,
  the  Company  currently  estimates   its   future   non-capital
  expenditures related to environmental matters to range between $28,000
  and $52,000.   In connection with these expenditures, the Company has
  accrued $33,000 at September 28, 1997, representing management's best estimate of probable non-capital environmental expenditures.

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

7. ACQUISITION OF BUSINESS

  On June 30 1997, the Company acquired the assets of AMI Industries Inc. (AMI), a Colorado-based manufacturer of flight attendant and cockpit seats for commercial aircraft for approximately $24,000. The purchase agreement also includes contingent payments based on earning levels for the years ended December 31, 1997 - 2000. These contingent payments will be recorded as additional purchase price and amortized over the remaining life of goodwill. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, AMI's results are included in the Company's consolidated financial statements since the date of acquisition. The purchase price, which was financed through available cash resources, has been allocated to the assets of AMI, based upon their fair market values. The excess of the purchase price over net assets acquired approximate $10,700 and is being amortized over twenty-five years.

  If AMI's results of operations had been combined with the Company for year to date 1997 and 1996, the Company's consolidated pro forma net sales, net earnings and net earnings per common share would not have been materially different from reported amounts. AMI's 1997 sales are expected to approach $28,000, $15,000 of such sales subsequent to June 30, 1997.

  In July 1997, the Company signed a letter of intent to acquire the sheet rubber and conveyor belt business of Dana Corporation's Boston Weatherhead division based in Paragould, Arkansas. The transaction is scheduled to close in the fourth quarter of 1997. Annual sales are expected to approximate $35 million.

  In  September 1997, the Company reached an agreement in principle to
  acquire   Marine  and  Petroleum  Mfg.  Inc's  (M&P)   manufacturing
  facilities based in Houston, Burnet  and  Freeport,  Texas.  The plants
  being  acquired  produce  flexible   graphite  and  Teflon  sealing
  products  used   in   the  petrochemical  industry. Combined annual sales
  for these facilities are expected to approximate $18 million. The Company also reached an agreement in principle to acquire Tex-o-Lon and Repro-Lon. These two Texas businesses have combined annual sales of $15 million. Tex-o-Lon, with

                COLTEC INDUSTRIES INC AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                        (dollars in thousands)


  operations in Houston and Burnet, Texas manufactures, machines and distributes Teflon products, primarily for the semiconductor industry. Repro-Lon, based in Burnet, reprocesses Teflon compounds for the chemical and semiconductor industries.

  On October 1, 1997, the Company acquired Danti Tool and Die, Inc. which designs, engineers and manufactures tooling. Danti, which has approximately $5,000 in annual sales, operates plants in Saginaw and Standish, Michigan.

                COLTEC INDUSTRIES INC AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows financial information by industry segment for the three months and nine months ended Sept. 28, 1997 and Sept. 29, 1996.



                              Three Months Ended       Nine Months Ended
                            Sept. 28,    Sept. 29,   Sept. 28,  Sept. 29,
                              1997          1996        1997       1996

                                             (in thousands)
Sales:
  Aerospace                  $142,775    $111,590    $390,532    $308,781
  Industrial                  181,923     176,045     565,940     553,862
  Intersegment elimination       (245)       (419)       (620)      (1214)

    Total                    $324,453    $287,216    $955,852    $861,429

Operating income:
  Aerospace                   $22,077     $19,226     $60,974     $28,452
  Industrial                   36,619      33,125     112,054     110,636
    Total segments             58,696      52,351     173,028     139,088
Corporate unallocated          (9,502)    (10,211)    (30,152)    (30,729)
Operating income              $49,194     $42,140    $142,876    $108,359


Operating income for the nine months ended September 29, 1996 included a charge of $14.2 million relating to the bankruptcy of a major aerospace customer (Fokker). Excluding this charge, operating income for the nine months ended September 29, 1996 for the Aerospace Segment and the Company would have been $42.7 million and $122.6 million, respectively.

                COLTEC INDUSTRIES INC AND SUBSIDIARIES


Results of Operations

Company Review

Net sales for the third quarter of 1997 increased 13.0% to $324.5 million from $287.2 million for the third quarter of 1996 primarily driven by increases in the Aerospace Segment. Gross profit increased to $103.0 million for the third quarter 1997 from $85.9 million in third quarter 1996. The increase in gross profit margin to 31.7% in the third quarter 1997 from 29.9% in the third quarter 1996 resulted from higher margins in the Aerospace Segment. Selling and administrative expenses totaled $53.8 million, or 16.6% of sales, in third quarter 1997 compared to 43 million, or 15.2% sales, in third quarter 1996.

Net sales for the nine months ended September 28, 1997 increased 11.0% to $955.9 million from $861.4 million for the nine months ended September 29, 1996 as a result of continued sales increases in the
Aerospace Segment. Gross profit increased to $305.6 million for the first nine months of 1997 from $250.2 million for the first nine months of 1996. The increase in gross profit margin to 32.0% for year to date 1997 from 29.0% for year to date 1996 resulted from higher margins in the Aerospace Segment and the first quarter 1996 bankruptcy of Fokker. Although selling and administrative expenses totaled $162.7 million for year to date 1997 compared to $141.8 million for year to date 1996, selling and administrative expenses as a percentage of sales increased slightly to 17.0% for year to date 1997 as compared to 16.5% for year to date 1996.

Operating income increased to $49.2 million in third quarter 1997 from $42.1 million in the third quarter of 1996. Operating margin increased slightly to 15.2% for third quarter 1997 from 14.7% for the second quarter 1996.

Operating income increased to $142.9 million for the first nine months of 1997 from $108.4 million for the first nine months of 1996. The 1996 amount includes the effect of the $14.2 million charge relating to the Fokker bankruptcy. Operating margin for year to date 1997 was 14.9% compared to 12.6% for year to date 1996 (14.0% excluding the effect of Fokker).

Interest expense decreased 18.2% to $13.9 million in third quarter 1997 from $17.0 million for third quarter 1996 and decreased 33.5% to $38.9 million for year to date 1997 as compared to $58.5 million for
year  to  date  1996.   These  decreases  were  a  direct  result   of
significant debt reduction in June 1996 and the December 1996 refinancing of substantially all of the Company's high-cost, fixed-rate debt with lower-cost, variable-rate bank debt.

The results of discontinued operations for the three months and nine months ended September 29, 1996 reflect the net earnings for those periods for the automotive original equipment components operations which were sold in 1996.

As a result of the foregoing, earnings from continuing operations for the three months and nine months ended September 28, 1997 were $23.3 million and $68.6 million, respectively, as compared to $16.6 million and $32.9 million for the three months and nine months ended September 29, 1996, respectively. Net earnings were $23.3 million in third quarter 1997, or $0.35 per share, compared to net earnings of $18.0 million, or $0.26 per share, in third quarter 1996. 1997 year to date net earnings were $68.6

                COLTEC INDUSTRIES INC AND SUBSIDIARIES

million, or $1.03 per share, as compared to $83.7 million, or $1.20 per share for 1996. The decrease in interest expense increased 1997 third quarter earnings by $0.03 per share and 1997 year to date earnings by $0.17 per share.

Segment Review - Aerospace

Sales in third quarter 1997 for the Aerospace Segment totaled $142.8 million increasing 28.0% from $111.6 million in the third quarter 1996. For the nine months ended September 28, 1997 Aerospace sales increased 26.5% to $390.5 million from $308.8 million for the comparable 1996 period. At Menasco, sales increased significantly due to rising commercial aircraft production as well as improved military sales. Menasco deliveries of main landing gear systems for the Boeing 737 increased from 27 and 44 shipsets in the three months and nine months ended September 29, 1996, respectively, to 42 and 114 shipsets in the three months and nine months ended September 28, 1997, respectively, while military sales benefited primarily from higher shipset deliveries for the F-15 and F-16 programs. At Chandler Evans, significantly higher sales were primarily due to higher sales of spare parts while original equipment sales also improved.

Operating income for the Aerospace Segment increased 15.1% to $22.1 million in third quarter 1997 from $19.2 million in third quarter of 1996. Operating margin for the third quarter 1997 decreased to 15.5% from 17.2% for third quarter 1996. Operating income for year to date 1997 was $61.0 million, increasing from $28.5 million for year to date 1996. The year to date 1996 amount includes the effect of the $14.2 million charge relating to the Fokker bankruptcy. Excluding such charge, operating margin for year to date 1996 would have been 13.8%
compared  to  15.6%  for  year to date 1997.   At  Menasco's  Aerospace
Division, operating margin for the nine months ended September 28, 1997 was impacted by a favorable mix of landing gear systems for certain
commercial   airline   programs  as  well  as  improved   manufacturing
efficiencies due to higher production. Chandler Evans realized higher margins due to a higher profit sales mix and selling price increases for certain products. The increases were also driven by generally higher sales volumes and improved margins for the Segment's other
businesses.  Third  quarter  1996  was  favorably  impacted  by   gains
recognized on foreign exchange contracts.

Segment Review - Industrial

Industrial sales increased to $181.9 million and $565.9 million in the three months and nine months ended September 28, 1997, respectively, from $176.0 and $553.9 million in the three months and nine months ended September 29, 1996, respectively. The Garlock Bearings, Stemco, Delavan Commercial, and Quincy Compressor Divisions all experienced solid sales volume increases. Sales for Garlock Sealing Technologies increased primarily due to selling price increases and new product sales. Holley Performance Products sales decreased due to curtailed orders by one major customer and the bankruptcy of one major customer.

Operating income for the Industrial Segment increased to $36.6 million and $112.1 million in the three months and nine months ended September 28, 1997, respectively, from $33.1 million and 110.6 million in the three and nine months ended September 29, 1996, respectively. Operating income increased for the Stemco, Delavan Commercial and Quincy Compressor Divisions due to higher sales volumes. Operating results at Holley Performance Products were lower due to decreased sales volumes while Garlock Sealing Technologies was negatively impacted by increased costs related to various international initiatives.

                COLTEC INDUSTRIES INC AND SUBSIDIARIES


Liquidity and Capital Resources

The Company generated $30.3 million of operating cash flows for the nine months ended September 28, 1997 compared with $14.5 million for the nine months ended September 29, 1996. The higher operating cash flows in 1997 were primarily due to increased cash flow from earnings from continuing operations and decreased accounts receivable, partially offset by increased payments related to liabilities of discontinued operations and payments related to asbestos claims.

The current ratio of current assets to current liabilities at September 28, 1997 was 1.83, decreasing from 1.99 at December 31, 1996. Cash and cash equivalents decreased to $11.8 million at September 28, 1997 from $15.0 million at December 31, 1996.

In the first nine months of 1997 the Company invested $46.0 million in capital expenditures compared to $29.7 million during the same prior year period. Debt increased by $18.9 million at September 28, 1997 compared to December 31, 1996 through additional borrowings and additional cash provided by operations under the Company's revolving credit facility. The increased borrowings were used to repurchase 2,160,900 shares of the Company's common stock at a cost of $42.7 million and to acquire AMI Industries Inc.(see note 7 to consolidated financial statements).

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


Item 6.Exhibits and Reports on Form 8-K.

       (a) 4.1   First Amendment to Credit Agreement dated August 22,
                 1997.

           4.2   Second Amendment to Credit Agreement dated as of
                 October 14, 1997.

           10.1 Form of Amendment No. 1 to Employment Agreement between the Company and John W. Guffey, Jr., adopted by the Board of Directors of the Company on July 10, 1997 and effective as of September 12, 1997.

           10.2 Form of Amendment No. 1 to Employment Agreements between the Company and Laurence H. Polsky, David D. Harrison, Robert J. Tubbs and John M. Cybulski, adopted by the Board of Directors on July 10, 1997 and effective as of September 12, 1997.

           10.3 Amendment No. 2 to the Company's 1992 Stock Option and Incentive Plan.

           10.4 Amendment No. 1 to the 1994 Stock Option Plan for Outside Directors.

           10.5 1997 Restricted Stock Plan for Outside Directors of the Company filed on March 26, 1997 as Exhibit A to the Company's proxy statement for the 1997 Annual
                 Meeting of Shareholders and incorporated herein by reference.

           27.1  Consolidated Financial Data Schedule.

       (b) No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1997.

                           S I G N A T U R E




Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COLTEC INDUSTRIES INC
                                      (Registrant)


                                by

                                    David D. Harrison
                                  Executive Vice President
                                  and Chief Financial Officer




Date: November 12, 1997