Form 10-K
period 1997-12-31
COLTEC INDUSTRIES INC
filed 1998-03-26
CIK 201493

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                         COMMISSION FILE NUMBER 1-7568

                            ------------------------

                             COLTEC INDUSTRIES INC
            (Exact name of registration as specified in its charter)

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

          Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS             ON WHICH REGISTERED
---------------------------------------  --------------------------
Common Stock, par value $.01 per share   New York Stock Exchange
                                         Pacific Exchange


        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     On March 10, 1998, there were outstanding 65,943,010 shares of the registrant's Common Stock, par value $.01 per share. On March 10, 1998, the aggregate market value of the registrant's voting stock (based on a closing price of $25.50 per share) held by non-affiliates was $1,661,859,939. For purposes of the foregoing calculation, all directors and officers of the registrant have been deemed to be affiliates, but the registrant disclaims that any of such directors or officers is an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report to its shareholders are incorporated by reference into Part I (Item 1), Part II (Items 6, 7 and 8) and
Part IV (Item 14) hereof. Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11 and 12) hereof.

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

                                     PART 1

ITEM 1.  BUSINESS.

     Coltec Industries Inc and its consolidated subsidiaries (together referred to as 'Coltec') manufacture and sell a diversified range of highly-engineered aerospace and industrial products in the United States and, to a lesser extent, abroad. Coltec's operations are conducted through two principal segments: its Aerospace and Industrial Segments. Set forth below is a description of the business conducted by the respective divisions within Coltec's two industry segments. The tabular five-year presentation of financial information in respect of each industry segment under the caption 'Industry Segment Information' of Coltec's 1997 Annual Report to its shareholders and the information in note 17 of the Notes to Consolidated Financial Statements of Coltec's 1997 Annual Report to its shareholders are incorporated herein by reference.

AEROSPACE

     Through its Aerospace Segment, Coltec is a leading manufacturer of landing gear systems, engine fuel controls, flight attendant and cockpit seats, turbine blades, fuel injectors, nozzles and related components for commercial and military aircraft. The operating units and principal products, markets and competitors of the Aerospace Segment are as follows:

      OPERATING UNITS            PRINCIPAL PRODUCTS            PRINCIPAL MARKETS          PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
Menasco                      Aircraft landing gear and    Commercial and military      B.F. Goodrich,
                               flight control actuators,    aircraft manufacturers,      Messier-Dowty
                               landing gear parts,          airlines, U.S. Government
                               repairs and overhaul

Walbar                       Aircraft and industrial gas  Aircraft and stationary gas  Chromalloy, Howmet
                               turbine engine and           turbine engine
                               services, turbocharger       manufacturers, diesel
                               rotating assemblies          engine manufacturers

Chandler Evans Control       Aircraft fuel pump and       Aircraft engine              Argotech, Hamilton
                               control systems              manufacturers, U.S.          Standard, Sunstrand,
                                                            Government and               AlliedSignal Controls and
                                                            aftermarket                  Accessories

Delavan Gas Turbine          Aircraft engine fuel         Aircraft engine              Parker-Hannifin, Textron
  Products                     nozzles, valves and          manufacturers, U.S.
                               afterburner spray bars       Government and
                                                            aftermarket

Lewis Engineering            Aircraft instrumentation,    Commercial and military      Ametek, Rogerson, Rosemont,
                               temperature sensors, and     aircraft, engine             Norwich Aerospace
                               level control products       manufacturers and process
                               and electrical harnasses     industries


AMI Industries, Inc.         Aircraft flight attendant    Commercial aircraft          IPECO, Sicma
                               and cockpit seats            manufacturers and
                                                            airlines

     Menasco is one of the leading suppliers of landing gear systems for medium-to-heavy commercial and military aircraft. The design, manufacture and test of aircraft landing gear and components, and related overhaul and repair comprise 90% of Menasco's sales volume. Landing gear and precision components are highly engineered and manufactured to customer specifications and sold to aircraft manufacturers, aircraft operators and to the United States Government ('U.S. Government'), both as original equipment and as spare parts for existing aircraft.

     Menasco's historical concentration of landing gear sales among a limited number of companies reflects the relatively small number of medium and heavy aircraft manufacturers. Landing gear systems generally account for up to 2% of the total cost of an aircraft. Menasco also provides spare parts for landing gear and landing gear overhaul services. Aftermarket business represented 22% of Menasco's total sales in 1997.

     The remaining 10% of Menasco's sales are primarily flight control actuators. Menasco produces large hydraulic and mechanical actuators and has the capability to produce shock mitigation equipment for both military and commercial applications.

     Walbar is an original equipment manufacturer and coating and repair service center for aircraft and industrial gas turbine engine components. Its product base ranges from complex precision machined turbine parts to high-technology protective coatings. The primary machined products are turbine blades, vanes and other related turbine airfoil components. Walbar also manufactures disks, integrally bladed rotors and complex impellers, as well as complete rotating assemblies for flight and auxiliary power engines and locomotive turbochargers. Following the reduction in U.S. Government appropriation for military aircraft engines, Walbar has successfully increased its focus on non-aerospace applications, and now enjoys significant market share in the locomotive turbocharger market and the gas turbine power generation market.

     Chandler Evans Control Systems Division ('CECO') produces gas turbine engine fuel controls and pumps, and pneumatic and hydraulic components for use on aircraft and helicopter engines and aircraft systems. CECO has carved a niche market in the area of small engine fuel pumps and controls for both commercial and military applications. CECO also supplies small turbine engines with Full Authority Digital Electronic Control ('FADEC') systems. Computerized electronics in a FADEC system make aircraft safer and less expensive to operate. In 1997, a CECO FADEC was successfully operated in the first flight test of the U.S. Army's Boeing/Sikorsky Rah-66 Comanche helicopter.


     CECO continues to supply the military market with fuel pump technology. Its combination main and afterburner centrifugal fuel pump for the Boeing F/A-18 E/F fighter was successfully flight tested in 1997. Additionally in 1997, CECO's latest metering fuel pump, the Variable Displacement Vane Pump, was selected as a fueldraulic pump to be used for multinational advanced vectoring exhaust nozzle applications.

     During 1997, CECO's aftermarket sector contributed 49% of its revenues compared to 42% in 1996. This was due in part, to increased Company focus on this market coupled with the recovery in the worldwide airline and general aviation market, and also an increase in U.S. Government contracts.

     Delavan Gas Turbine Products Division ('Delavan') is a custom designer and manufacturer of fuel injectors, flow control valves, fuel manifolds, afterburner spray bars and other accessories for commercial and military gas turbine engines. Product applications in the aerospace industry include products for engines powering large commercial and regional airliners, business aircraft, military and commercial helicopters, military fighters and transports and auxiliary power units. In the industrial sector, Delavan fuel injectors and valves are utilized in large land-based gas turbines found in electrical power generation plants and natural gas pipeline installations.

     Lewis Engineering designs, develops and produces electromechanical and electronic instrumentation for aircraft cockpits, landing gear electrical harnesses and temperature sensors for aircraft and engine systems. These products are used in commercial transport, general aviation and military markets.

     AMI Industries, Inc. ('AMI'), a Colorado-based company, was acquired in the third quarter of 1997. AMI is a leading designer and manufacturer of flight attendant and cockpit seats and is recognized for supplying high comfort cabin attendant seats.

     One customer (Boeing) in the Aerospace Segment represented approximately 14% of Coltec's 1997 total sales.

INDUSTRIAL

     In the Industrial Segment, Coltec is a leading manufacturer of industrial seals, gaskets, packing products, self-lubricating bearings and oil seals and hubodometers for trucks and trailers. The Industrial Segment also produces spray nozzles for agricultural, home heating and industrial applications, as well as high-horsepower diesel engines for naval ships and diesel, gas and dual-fuel engines for electric power plants. Coltec also produces air compressors and automotive products. The operating units and principal products, markets and competitors of the Industrial Segment are as follows:


      OPERATING UNITS            PRINCIPAL PRODUCTS            PRINCIPAL MARKETS          PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
Garlock Sealing              Seals, gaskets, packings     Chemical, pulp and paper,    Applied Industrial
  Technologies                 and expansion joints,        refining, utilities,         Technologies, CR
                               butterfly valves, PTFE       industrial and               Industries, A.W.
                               sheet and film, OEM parts    electronics                  Chesterton, Richard
                               and gaskets                                               Klinger, AMRI, Durco,
                                                                                         Neotecha, Dewal, W. Gore,
                                                                                         Durametallic, John Crane
Quincy Compressor            Air compressors and vacuum   Manufacturing, climate       Gardner-Denver, Sullair,
                               pumps                        control, oil and gas         Ingersoll-Rand, Champion
                                                            industries

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

Holley Performance Products  New, replacement,            Automotive manufacturers,    Edelbrock, Echlin, Standard
                               remanufactured and           wholesale distributors,      Motor Products, Federal-
                               performance carburetors,     retailers in replacement     Mogul, Tommco, Champion
                               E.F.I. components,           markets and stationary       Parts Rebuilders, MSD
                               ignition systems,            gas engine users
                               induction components,
                               resale of special
                               performance automotive
                               chemicals

Stemco                       Heavy duty wheel-end         Fleet truck operators,       CR Industries, Federal
                               systems, oil seals,          truck parts distributors     Mogul, Nelson, Donaldson
                               hubcaps and hubodometers,    and vehicle assemblers
                               hubnuts

Delavan Spray Technologies   Spray nozzles, accessories,  Home heating, industrial     Spraying Systems, Danfoss
                               pumps and systems            and agriculture

      OPERATING UNITS            PRINCIPAL PRODUCTS            PRINCIPAL MARKETS          PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
France Compressor Products   Compressor valves and seals  Compressor manufacturers     Hoerbiger, C. Lee Cook
                                                            and end users


Haber Tool                   Cold-forming dies            Fastener and automotive      Form Flow
                                                            manufacturers

Danti Tool                   Details, jigs, fixtures,     Machinery builders,          Uclid, Burdette
                               precision machining          automotive parts
                                                            manufacturers, other
                                                            production facilities

Sterling Die                 Thread-rolling dies          Fastener manufacturers       Reed Rico

Ortman Fluid Power           Hydraulic and pneumatic      Fluid power market           Parker-Hannifin, Miller
                               cylinders                                                 Fluid Power

Plastomer Products           PTFE tape                    Industrial manufacturers     Fluoroglas, W. Gore

Garlock Rubber Technologies  Sheet Rubber Products        Steel mills, chemical        B.F. Goodrich
                                                            processing, refineries
                                                            and paper mills

Coltec Specialty Products*   Engineered polytetraflu-     Semiconductor, petro-        Furon, EGC
                               oroethylene (PTFE)           chemical refining plants
                               products

Cefilac*                     Seals, gaskets and packing   Chemical, power,             John Crane, Laddy
                               metal-o-rings and spiral     petro-chemical refining
                               wound gaskets                plants

Helicoflex*                  Metal-o-rings, spring        Power generation,            Advanced Products
                               loaded seals                 petro-chemical refining
                                                            plants

* Purchased in early 1998.

     The more significant operating units in the Industrial Segment are discussed below.

     Garlock Sealing Technologies Division ('Garlock') produces and markets fluid sealing devices that prevent leakage and exclude contaminants from rotating and reciprocating machinery. Garlock produces seal joints for high temperatures and corrosive environment applications.

     The newest Garlock products are positioned to meet current emission standards for valves, pumps and flanges. To assist customers in complying with more stringent global regulations for fugitive volatile organic compound emissions, Garlock has developed a variety of products using traditional and newly developed materials. Garlock products include compression packings, gaskets and gasketing materials, hydraulic seals, oil seals, mechanical seals, elastomeric expansion joints, industrial textiles, metallic gaskets and other specialized industrial products.

     Sophisticated Garlock products protect equipment in industry applications where performance is vital to safety and environmental concerns. These applications include natural resource recovery, petroleum refining, chemicals, primary metals, food and pharmaceuticals, power generation, mining, pulp and paper, water and waste treatment, construction and transportation.

     In October 1997, Coltec acquired the assets of the sheet rubber and conveyor belt business of Dana Corporation's Boston Weatherhead Division. This division, now known as Garlock Rubber Technologies, manufactures high-quality rubber sheet products used for gasketing and other applications in steel mills, chemical processing, refineries and paper production, including conveyor belts.

     The single common characteristic of Garlock's products is that they are consumable. Although the products are also purchased for use in original equipment, in 1997 the maintenance and replacement aftermarket accounted for approximately 80% of Garlock's total sales.

     Quincy Compressor Division ('Quincy') is a manufacturer of a wide range of helical screw and reciprocating air compressors and vacuum pumps. Quincy products vary in size from one-third to 350 horsepower and are used in a variety of industrial applications, including industrial base load, pneumatic temperature and instrument control, diesel and gas engine starting, paint spraying and emergency standby service. Much of Quincy's business is in the highly competitive industrial and climate control compressor markets.

     Garlock Bearings is a leading specialist in the field of self-lubricating bearings, which consist of either steel or reinforced epoxy composite backings with non-metallic bearing surfaces of polytetrafluoroethylene ('PTFE') fibers or a mixture that includes PTFE. PTFE provides maintenance-free performance and reduced friction. Garlock Bearings' products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication.

     Garlock Bearings has a major share of the self-lubricating bearing market in North America. In 1997 approximately 80% of sales were to original equipment manufacturers, with major competition coming from companies in Japan and Germany.

     Fairbanks Morse Engine Division ('Fairbanks Morse') offers a broad range of heavy-duty diesel engines. The division has the capacity to provide diesel engines from 640 to 29,320 horsepower. In addition, Fairbanks Morse manufactures dual-fuel, gas and diesel engines ranging in size from four to 18 cylinders. Engines are offered in both conventional 'V' and in-line, four-cycle versions as well as in-line, two-cycle opposed-piston configurations. They are used for marine propulsion and marine power generation and in pump, compressor and electrical power generation applications.

     In September 1997, Fairbanks Morse acquired the assets related to the Alco locomotive business from General Electric Company. The assets pertain to the manufacture and sale of Alco locomotive engines, turbochargers and Alco locomotive chassis components. Fairbanks Morse can now sell FM/ALCO(Registered) locomotive products throughout the world except in India where General Electric has retained rights to manufacture and sell such products.

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

     Holley's aftermarket products are offered in a number of lines, each designed for a specific segment of the market. The largest business segment is performance products, which in 1997 accounted for approximately 50% of Holley's total sales. The performance line of carburetors is designed for car enthusiasts and racers. Other product lines consist of remanufactured carburetors and fuel injection components, new replacement carburetors for U.S. passenger cars and trucks, and fuel injection systems and service components, throttle body units and a complete line of components for service.

     Stemco Division is a developer and producer of unitized hub systems, hub oil seals, hubcaps, axle nuts and distance-measuring devices for medium and heavy-duty trucks.

     Delavan Spray Technologies Division (formerly Delavan Commercial Products Division) is a designer and producer of atomizers for combustion and industrial applications and atomizers, pumps and accessories for agricultural, industrial and oil burner metering applications.

     In September 1997, Coltec acquired DM & T, Inc., which makes many of the tooling products utilized by Haber Tool's existing customer base.

SUBSEQUENT ACQUISITIONS

     In January 1998, Coltec purchased Tex-o-Lon and Repro-Lon and certain assets of Marine & Petroleum Mfg., Inc., Texas-based businesses. These acquisitions were combined into one division, Coltec Specialty Products. Coltec Specialty Products manufactures PTFE fluid sealing products for the semiconductor industry and reprocesses PTFE compounds for the chemical and semiconductor industry.

     In February 1998, Coltec purchased the Sealing Division of Groupe Carbone Lorraine which will be segregated into two divisions. Cefilac, based in Saint Etienne and Montbrison, France, produces seals, gaskets and packings, metal-o-rings and spiral-wound gaskets used in the chemical, power and refining industries. Helicoflex, based in Columbia, South Carolina, produces metal-o-rings and spring-loaded seals and metal c-rings. Helicoflex sealing products are specifically designed for equipment and processes exposed to high temperatures, cryogenic temperatures, high pressures, vacuum conditions, radioactive environments or corrosive applications.

     See Note 19 of the notes to the Consolidated Financial Statements included in Coltec's 1997 Annual Report to its Shareholders.

INTERNATIONAL OPERATIONS


     Coltec's international operations, mainly in Canada and France, are conducted through foreign-based manufacturing or sales subsidiaries, or both, and by export sales of domestic divisions to unrelated foreign customers. Export sales of diesel engines are made either directly or through foreign representatives. Compressors are sold through foreign distributors. Certain products of the Industrial Segment are sold in foreign countries through salesmen and sales representatives or sales agents.

     Coltec's Canadian operations include the manufacture of landing gear systems and aircraft flight controls, the provision of overhaul services for these systems and controls for Canadian and other customers and the manufacture of turbine components and turbine and compressor rotating parts primarily for aircraft gas turbine engines. The Canadian operations also manufacture and market seals, gasketing material, packings and truck products, and market parts for Fairbanks Morse diesel engines and accessories and other products for use in Canada and other countries.

     Coltec operates 18 plants in Canada, Mexico, France, the United Kingdom, Australia, Germany and Poland. In addition, Coltec occupies leased office and warehouse space in various foreign countries.

     Devaluations or fluctuations relative to the United States dollar in the exchange rates of the currency of any country where Coltec has foreign operations could adversely affect the profitability of such operations in the future.

     For financial information on operations by geographic segments, see note 17 of the Notes to Consolidated Financial Statements of Coltec's 1997 Annual Report to its shareholders incorporated herein by reference.

     Coltec's contracts with foreign nations for delivery of military equipment, including components, are subject to deferral or cancellation by U.S. Government regulation or orders regulating sales of military equipment abroad. Any such action on the part of the U.S. Government could have an adverse effect on Coltec.

SALES BY CLASS OF PRODUCTS

     During the last three fiscal years, landing gear systems was the only class of similar products that accounted for at least 10% of total Coltec sales. In 1997, 1996 and 1995, sales of landing gear systems constituted 18%, 15% and 14%, respectively, of Coltec's total sales.

BACKLOG

     At December 31, 1997, Coltec's backlog of firm unfilled orders was $875.6 million compared with $678.3 million at December 31, 1996. Approximately $267.2 million of the 1997 year-end backlog is scheduled to be shipped after 1998.


CONTRACT RISKS

     Coltec, through its various operating units, primarily Menasco, Chandler Evans, Walbar and Delavan Gas Turbine Products, produces products for manufacturers of commercial aircraft pursuant to contracts that generally call for deliveries at predetermined prices over varying periods of time and that provide for termination payments intended to compensate for certain costs incurred in the event of cancellation. In addition, certain commercial aviation contracts contain provisions for termination for convenience similar to those contained in U.S. Government contracts described below. Longer-term agreements normally provide for price adjustments intended to compensate for deferral of delivery depending upon market conditions.

     A portion of the business of Coltec's Menasco, Chandler Evans, Walbar and Delavan Gas Turbine Products divisions has been as a subcontractor and as a prime contractor in supplying products in connection with military programs. Substantially all of Coltec's U.S. Government contracts are firm fixed-price contracts. Under firm fixed-price contracts, Coltec agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment occasioned by decreased or increased costs of performing the contracts. From time to time, Coltec accepts fixed-price contracts for products that have not been previously developed. In such cases, Coltec is subject to the risk of delays and cost overruns. Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the U.S. Government has no right to renegotiate any profits earned thereunder. In U.S. Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the U.S. Government is current, accurate and complete, the U.S. Government similarly has no right to renegotiate any profits earned thereunder. If the U.S. Government later conducts an audit of the contractor and determines that such data were inaccurate or incomplete and that the contractor thereby made an excessive profit, the U.S. Government may take action to recoup the amount of such excessive profit, plus treble damages, and take other enforcement actions.

     U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or for default of the contractor. Fixed-price type contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on its costs incurred. However, if a contract termination is for default by the contractor (a) the contractor is paid such amount as may be agreed upon for completed and partially-completed products and services accepted by the U.S. Government, (b) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (c) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.


     In addition to the right of the U.S. Government to terminate, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal-year basis even though contract performance may take many years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

CAPITAL EXPENDITURES

     Capital expenditures were $81.2 million in 1997 compared to $44.6 million in 1996 and $42.5 million in 1995, as Coltec continued to invest in capital improvements to increase efficiency, reduce costs, pursue new opportunities, expand product capacity and improve facilities. The level of capital expenditures has and will vary from year to year, affected by the timing of capital spending for production equipment for new products, periodic plant and facility expansion as well as cost reduction and labor efficiency programs. Capital expenditures during 1997 included amounts for the construction and equipment purchases for significant production expansions at Menasco's original equipment facilities. Coltec estimates capital expenditures for 1998 to approximate $60.0 million, including amounts for equipment purchases related to capacity expansions and upgrades.

RESEARCH AND PATENTS

     Most divisions of Coltec maintain staffs of manufacturing and product engineers whose activities are directed at improving the products and processes of Coltec's operations. Manufactured and development products are subject to extensive tests at various divisional plants. Total research and development cost, including product development, was $46.5 million for 1997, $44.1 million for 1996 and $45.1 million for 1995.

     Coltec owns a number of United States and other patents and trademarks and has granted licenses under some of such trademarks. Management does not consider the business of Coltec as a whole to be materially dependent upon any patent, patent right or trademark.

EMPLOYEE RELATIONS

     As of December 31, 1997, Coltec had approximately 9,100 employees, of whom approximately 3,700 were salaried. Approximately 41% of the hourly employees are represented by unions for collective bargaining purposes. Union agreements relate, among other things, to wages, hours and conditions of employment, and the wages and benefits furnished are generally comparable to industry and area practices.

     In 1997, three collective bargaining agreements covering approximately 350 hourly employees were renegotiated. Coltec considers the labor relations of

Coltec to be satisfactory, although it has experienced work stoppages from time to time in the past. One collective bargaining agreement covering approximately 200 employees was due to expire in 1998 and has been renegotiated for a five-year term.

     Coltec is subject to extensive U.S. Government regulations with respect to many aspects of its employee relations, including increasingly important occupational health and safety and equal employment opportunity matters. Failure to comply with certain of these requirements could result in ineligibility to receive U.S. Government contracts. These conditions are common to the various industries in which Coltec participates and entail risks of financial and other exposure.

     For litigation relating to labor and other matters, see Item 3. 'Legal Proceedings.--Other Litigation.'

ENVIRONMENTAL MATTERS

     Coltec's operations are subject to extensive Environmental Laws. Coltec takes a proactive approach in addressing the applicability of all Environmental Laws as they relate to its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. Coltec believes it is either in material compliance with all currently applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements. Coltec has identified certain situations that will require future capital and non-capital expenditures to maintain or improve compliance with current Environmental Laws. The majority of the identified situations relate to remediation projects at former operating sites which have been sold or closed and primarily deal with soil and groundwater remediation.

     Coltec has been notified that it is among potentially responsible parties under the Environmental Laws, for the costs of investigating and, in some cases remediating contamination by hazardous materials at approximately 28 sites. Such laws can impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination.

     Coltec's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical and legal information. Coltec currently estimates that its future non-capital expenditures related to environmental matters will range between $27.0 million and $50.0 million, representing management's best estimate of probable non-capital expenditures. At December 31, 1997, Coltec had accrued $31.7 million for expenditures which will be incurred over the next 10 to 20 years. In addition, capital expenditures aggregating $5.0 million related to environmental matters, may be required during the next two years. Although Coltec is pursuing insurance recovery in connection with certain of the underlying matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter. During 1997, costs associated with environmental remediation and ongoing assessment were not significant. Subject to the imprecision in estimating future environmental costs, Coltec believes that compliance with current Environmental Laws will not require significant capital expenditures or have a material adverse effect on its consolidated financial results of operations or financial position.

     Actual costs to be incurred for identified situations in future periods may vary from estimates, given inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies. Subject to the imprecision in estimating future environmental costs, Coltec believes that compliance with current Environmental Laws, will not require significant capital expenditures or have a material adverse effect on its consolidated results of operations or financial position.

ITEM 2. PROPERTIES.

     Coltec operates 62 manufacturing plants in 22 states in the U.S. and in Canada, Mexico, France, the United Kingdom, Australia, Germany and Poland. In addition, Coltec has other facilities throughout the United States and in various foreign countries, which include sales offices, repair and service shops, light manufacturing and assembly facilities, administrative offices and warehouses.

     Certain information with respect to Coltec's significant manufacturing plants that are owned in fee, all of which (other than the Palmyra, New York and Ontario facilities) are encumbered pursuant to a certain credit agreement between Coltec and certain banks and related security documents, is set forth below:

                                                                                   APPROXIMATE
                                                                                    NUMBER OF     APPROXIMATE
SEGMENT                                                     LOCATION               SQUARE FEET      ACREAGE
----------------------------------------------   ------------------------------    -----------    -----------
Aerospace.....................................   West Hartford, Connecticut (a)      538,000           71
                                                 Euless, Texas                       442,000           42
                                                 Oakville, Ontario                   280,000           14
                                                 Mississauga, Ontario                141,000            7

Industrial....................................   Palmyra, New York                   677,000          137
                                                 Beloit, Wisconsin                   856,000           73
                                                 Bowling Green, Kentucky             376,000           46
                                                 Longview, Texas                     265,000           52

------------------
(a) Approximately 239,000 square feet are utilized by the Aerospace Segment with the balance leased to third parties.

     In addition to the owned facilities, certain manufacturing activities of some industry segments are conducted within leased premises, the largest of which is in the Industrial Segment, located in Quincy, Illinois, and covers approximately 173,000 square feet. Some of these leases provide for options to purchase or to renew the lease with respect to the leased premises.

     Coltec's total manufacturing facilities presently being utilized aggregate approximately 4,902,000 square feet of floor area of which approximately 4,230,000 square feet of area are owned in fee and the balance is leased from third parties.

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

ITEM 3. LEGAL PROCEEDINGS.

ASBESTOS LITIGATION

     As of December 31, 1997 and 1996, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 110,000 and 94,700 actions, respectively (including approximately 2,400 and 5,100 actions, respectively, in advanced stages of processing), filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During 1997, 1996 and 1995, these two subsidiaries of Coltec were named defendants in approximately 38,200, 39,900 and 44,000 new actions, respectively. Through December 31, 1997, approximately 199,000 of the approximately 309,000 total actions brought have been settled or otherwise disposed of.

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

     Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the 'continuous trigger theory of coverage'), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Payments were made by Coltec with respect to asbestos liability and related costs aggregating $59.2 million in 1997, $71.3 million in 1996 and $56.7 million in 1995, substantially all of which were covered by insurance. Related to payments not covered by insurance, Coltec recorded charges to operations amounting to $8.0 million in 1997, $8.0 million in 1996 and $5.0 million in 1995.

     In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of December 31, 1997, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $47.3 million, and Coltec expects that this cost will be substantially covered by insurance.

     With respect to the 107,600 outstanding actions as of December 31, 1997 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

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

     Insurance coverage of a small non-operating subsidiary formerly distributing asbestos-bearing products is nearly depleted. Considering the foregoing, as well as the experience of Coltec's subsidiaries and other defendants, and given the substantial amount of other insurance coverage that Coltec expects to be available from its solvent carriers to cover the majority of its exposure, Coltec believes that pending and reasonably anticipated future actions are not likely to have a materially adverse effect on Coltec's results of operations and financial condition. Although the insurance coverage which Coltec has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. Coltec's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

     In addition to claims for personal injury, Coltec's subsidiaries have been involved in an insignificant number of property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. Based upon the proceedings to date, the overwhelming majority of these claims have been resolved without a material adverse impact on Coltec. Likewise, the insignificant number of claims remaining to be resolved are not expected to have a materially adverse effect on Coltec's results of operations and financial condition.

     Coltec has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced states of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheets were as follows at December 31, 1997 and 1996 (in thousands):

                                                             1997       1996
                                                            -------    -------
Accounts and notes receivable............................   $56,039    $67,012
Other assets.............................................    16,249     18,728
Accrued expenses.........................................    50,688     60,659
Other liabilities........................................     2,682     10,879

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

     On September 24, 1986, approximately 150 former salaried employees of Crucible Inc (a former subsidiary of Coltec) commenced an action claiming benefits under a corporate employment policy that had been established in 1962 and was terminated in 1972 by the corporation's Board of Directors. (George W. Henglein, et al. v. Colt Industries Operating Corporation Informal Plan for Plant Shutdown Benefits for Salaried Employees, et al., U.S. District Court for the Western District of Pennsylvania, 86-cv-2021). Plaintiffs alleged that the policy continued after the Board of Directors' action by reason of the Company's failure to notify them of elimination of the employment policy. As a result of that failure to notify, the policy was converted into a welfare or pension benefit plan upon the passage of the Employee Retirement Income Security Act in 1974. Based upon the occurrence of this conversion, the plaintiffs were entitled to benefits in 1982 when the Midland operations closed. Following a non-jury trial in the U.S. District Court for the Western District of Pennsylvania, defendant's motion to dismiss was granted and the plaintiffs appealed. The Court of Appeals for the Third Circuit remanded the case to the District Court directing it to make specific findings of fact and conclusions of law and also found for the defendant on the jurisdiction of the District Court. The defendant again moved for dismissal and again defendant's motion to dismiss was granted by the District Court. This second decision of the District Court was appealed to the Third Circuit Court of Appeals and the case was again remanded to the District Court for additional findings as to the application of the law. On February 10, 1994, the District Court for the third time dismissed the plaintiffs' complaint and the plaintiffs appealed to the Third Circuit Court of Appeals. On September 26, 1994, the Third Circuit Court of Appeals for the third time remanded the case to the District Court. The Circuit Court held the record established by plaintiffs in the District Court was insufficient so as to allow the Court the ability to apply the appropriate legal standard. On November 4, 1994 the Court of Appeals for the Third Circuit denied the defendant's request for a rehearing. The defendant petitioned the U.S. Supreme Court for a writ of Certiorari; its petition was denied in 1995. The defendant again moved for dismissal before the District Court based upon the holding of the Circuit Court that plaintiffs had failed to establish their case at trial. The District Court denied the motion and sua sponte ordered a new trial de novo. A trial was held during July 1996 with both parties introducing evidence. A decision was rendered in 1997 finding the existence of an informal plan. The District Court remanded to the Plan Administrator the duties of calculating the benefits due to those plaintiffs entitled. The District Court held that all but six of the named plaintiffs' claims were time barred. Both the defendant and plaintiffs filed timely notices of appeal. Notwithstanding its filing of a notice of appeal, defendant has claimed and so notified the Circuit Court that it was of the opinion that the District Court's order was not final and thus not now appealable. As of December 1997, plaintiffs have concurred in defendant's position. Coltec does not believe that this action will have a material effect on Coltec's consolidated results of operations and financial condition.

     In addition to the litigation described above, there are various pending legal proceedings involving Coltec which are routine in nature and incidental to the business of Coltec. Coltec does not believe that these proceedings will have a material effect on Coltec's consolidated results of operations and financial condition.

     The U.S. Government conducts investigations into procurement of defense contracts as a part of a continuing process. Under current federal law, if such investigations establish the existence of improper activities, among other matters, debarment or suspension of a company from participating in the procurement of defense contracts could result. These conditions are common to the aerospace and government industries in which Coltec participates and entail the risk of financial and other exposure. See Item 1.

'Business--Contract Risks.' Coltec is not aware of any such investigation, nor is Coltec aware of any facts which, if known to investigators, might prompt any investigation.

PRODUCT LIABILITY INSURANCE

     Coltec has product liability insurance coverage for liabilities arising from aircraft products which management believes to be adequate. In addition, with respect to other products (exclusive of liability for exposure to asbestos products), Coltec has product liability insurance in amounts exceeding $2.5 million per occurrence, which management believes to be adequate.

     Coltec is self-insured (for claims arising after July 1984) with respect to liability for exposure to asbestos products since third party insurance became unavailable in July 1984.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Coltec's common stock (symbol COT) is listed on the New York Stock Exchange and the Pacific Exchange. The high and low prices of the stock for each quarter during 1997 and 1996 were as follows:


                                                  1997               1996
                                             --------------      ------------
                                              HIGH     LOW       HIGH    LOW
                                              ----     ---       ----    ---
First quarter............................    20 7/8    18 1/8    14 1/4  10 7/8
Second quarter...........................    23        18 3/8    14 3/8  12 1/8
Third quarter............................    23 15/16  19 1/2    16 1/8  12 7/8
Fourth quarter...........................    23 15/16  20        19 1/4  15 1/2

     At December 31, 1997, there were 505 shareholders of record. No dividends were paid in 1997 or 1996, and no dividends are expected to be paid in 1998.

ITEM 6. SELECTED FINANCIAL DATA.

     The five year tabular presentation, and notes thereto, under the caption 'Selected Consolidated Financial Data' in Coltec's 1997 Annual Report to its shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption 'Management's Discussion and Analysis' in Coltec's 1997 Annual Report to its shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information under the caption 'Quarterly Financial Data' in Coltec's 1997 Annual Report to its shareholders and the Consolidated Statements of Earnings, the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows, the Consolidated Statements of Shareholders' Equity, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Public Accountants in Coltec's 1997 Annual Report to its shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions 'Election of Directors' and 'Executive and Senior Officers of Coltec' in Coltec's Proxy Statement for its 1998 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.


     The text and tabular information under the caption 'Executive Compensation and Other Information' in Coltec's Proxy Statement for its 1998 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the captions 'Security Ownership of Certain Beneficial Owners' and 'Security Ownership of Management' in Coltec's Proxy Statement for its 1998 Annual Meeting of Shareholders is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements (incorporated by reference from the 1997 Annual Report to Shareholders): Consolidated Statements of Earnings for the Three Years ended December 31, 1997; Consolidated Balance Sheets at December 31, 1997 and 1996; Consolidated Statements of Cash Flows for the Three Years ended December 31, 1997; Consolidated Statements of Shareholders' Equity for the Three Years ended December 31, 1997; Notes to Consolidated Financial Statements; Report of Management; and Report of Independent Public Accountants.

          (2) Consolidated Financial Statement Schedules listed in the Index to Consolidated Financial Statement Schedules on page S-1 hereof.

          (3) The exhibits required by Item 601 of Regulation S-K as listed in the accompanying exhibit index commencing on page I-1 hereof.

     (b) During the quarter ending December 31, 1997, Coltec filed no reports on Form 8-K.

     (c) Exhibits 3.2, 4.22, 4.23, 4.24, 4.25, 4.26, 4.27, 4.28, 4.29, 10.2,
10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.20, 10.22, 10.23, 10.25, 10.26, 12.1,
13.1, 21.1, 23.1 and 27.1, are filed herewith. All other exhibits listed on the attached Index to Exhibits have been filed previously.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Coltec Industries Inc

Date: March 20, 1998

                                          By:      /s/ DAVID D. HARRISON
                                              ----------------------------------
                                                     DAVID D. HARRISON
                                                Executive Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities noted on March 20, 1998.

                    NAME AND TITLE                                          NAME AND TITLE
                    --------------                                          --------------

                /s/ JOSEPH R. COPPOLA                                   /s/ DAVID I. MARGOLIS
------------------------------------------------------  ------------------------------------------------------
                  Joseph R. Coppola                                       David I. Margolis
                       Director                                                Director

                 /s/ WILLIAM H. GRIGG                                  /s/ JOHN W. GUFFEY, JR.
------------------------------------------------------  ------------------------------------------------------
                   William H. Grigg                                      John W. Guffey, Jr.
                       Director                                  Director, Chairman of the Board and
                                                                       Chief Executive Officer

                /s/ DAVID D. HARRISON                                       /s/ JOEL MOSES
------------------------------------------------------  ------------------------------------------------------
                  David D. Harrison                                           Joel Moses
          Director, Executive Vice President                                   Director
             and Chief Financial Officer
     (Principal Financial and Accounting Officer)

                /s/ RICHARD A. STUCKEY                                   /s/ NISHAN TESHOIAN
------------------------------------------------------  ------------------------------------------------------
                  Richard A. Stuckey                                       Nishan Teshoian
                       Director                                     Director, President and Chief
                                                                          Operating Officer

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                                            PAGE

CONSOLIDATED FINANCIAL STATEMENT SCHEDULES                                                                 NUMBER
------------------------------------------                                                                 ------
II--Valuation and Qualifying Accounts for the three years ended December 31, 1997.......................     S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coltec Industries Inc:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Coltec Industries Inc and subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Charlotte, North Carolina
February 2, 1998

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                  COLUMN A                       COLUMN B              COLUMN C             COLUMN D      COLUMN E
                  --------                       --------              --------             --------      --------
                                                                      ADDITIONS
                                                               ------------------------
                                                BALANCE AT     CHARGED TO    CHARGED TO                  BALANCE OF
                                               BEGINNING OF     COST AND       OTHER                       END OF
DESCRIPTION                                       PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
-----------                                    ------------    ----------    ----------    ----------    ----------
1997
  Valuation account deducted from

     assets--Allowance for doubtful
     accounts...............................      $2,007        $  1,222        $ --         $  335        $2,894
                                                  ======        ========        ====         ======        ======
1996
  Valuation account deducted from
     assets--Allowance for doubtful
     accounts...............................      $4,174        $  1,517        $ --         $3,684        $2,007
                                                  ======        ========        ====         ======        ======
1995
  Valuation account deducted from
     assets--Allowance for doubtful
     accounts...............................      $4,124        $    327        $ --         $  277        $4,174
                                                  ======        ========        ====         ======        ======

------------------
Note:

(1) Deductions are for the purposes for which the valuation accounts were created.

                               INDEX TO EXHIBITS

 3.1      Amended and Restated Articles of Incorporation of Coltec, filed as Exhibit 3.1 to Coltec's
          Registration Statement on Form S-2 (No. 33-44846) and incorporated herein by reference.

 3.2      Amended and Restated By-Laws of Coltec.

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

          Due 2000), filed as Exhibit 4 to Coltec's Current Report on Form 8-K, dated April 1, 1992 and incorporated herein by reference.

 4.19     Credit Agreement among Coltec, Various Banks, Bankers Trust Company, as Administrative Agent, and Bank
          of America Illinois, as Documentation Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of March 24, 1992 and Amended and Restated as of January 11, 1994 and further Amended and Restated
          as of December 18, 1996, filed as Exhibit 4.20 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

 4.20     First Amendment to Credit Agreement dated as of August 22, 1997 between Coltec and Bankers Trust
          Company as Administrative Agent, Bank of America Illinois, as Documentation Agent and Chase Manhattan
          Bank, as Syndication Agent, filed as an Exhibit to Coltec's Form 10-Q for the Quarter Ended September
          28, 1997 and incorporated herein by reference.

 4.21     Second Amendment to Credit Agreement dated October 14, 1997 between Coltec and Various Banks, Bankers
          Trust Company as Administrative Agent, Bank of America Illinois, as Documentation Agent and Chase
          Manhattan Bank, as Syndication Agent, filed as an Exhibit to Coltec's Form 10-Q for the Quarter Ended
          September 28, 1997 and incorporated herein by reference.

 4.22     Third Amendment to Credit Agreement dated December 18, 1997 between Coltec, Coltec Aerospace Canada
          Ltd., and Various Banks, Bank of America National Trust and Savings Association (as successor by merger to Bank of America Illinois), The Chase Manhattan Bank, as Syndication Agent, Bankers Trust
          Company, as Administrative Agent and Bank of Montreal, as Canadian Paying Agent.

 4.23     Fourth Amendment to Credit Agreement dated January 26, 1998 between Coltec and Various Banks, Bankers
          Trust Company as Administrative Agent, Bank of America Illinois, as Documentation Agent and Chase
          Manhattan Bank, as Syndication Agent.

 4.24     Receivables Purchase Agreement dated September 19, 1997 between Coltec, CNC Finance LLC and Credit
          Lyonnais, Atlantic Asset Securitization Corp., The Industrial Bank of Japan, Limited, Lloyds Bank PLC,
          The Sumitomo Bank, Limited.

 4.25     Receivables Transfer and Administration Agreement dated as of September 19, 1997 among Coltec, certain subsidiaries and affiliates of Coltec and Coltec North Carolina Inc.

 4.26     Receivables Transfer and Administration Agreement dated as of September 19, 1997 among Coltec, certain
          Canadian subsidiaries and affiliates of Coltec and Coltec North Carolina Inc.

 4.27     Receivables Purchase and Contribution Agreement dated as of September 19, 1997 between Coltec North
          Carolina Inc and CNC Finance LLC.

 4.28     First Amendment to Receivables Transfer and Administration Agreement dated as of December 15, 1997 among Coltec and Coltec North Carolina.

 4.29     First Amendment to Receivables Purchase and Contribution Agreement dated as of December 15, 1997 among
          Coltec, Coltec North Carolina Inc and CNC Finance LLC.

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

10.2      Form of Split Dollar Insurance Agreement dated May 8, 1997 between Coltec and certain executive officers.

10.3      Benefits Equalization Plan of Coltec effective January 1, 1976 and Amended and Restated as of January
          1, 1989.

10.4      First Restated Employment Agreement between Coltec and John W. Guffey, Jr., dated December 18, 1997.

10.5      First Restated Employment Agreement between Coltec and Laurence H. Polsky, dated December 18, 1997.

10.6      Second Restated Employment Agreement between Coltec and Robert J. Tubbs, dated December 18, 1997.

10.7      Form of First Restated Employment Agreement between Coltec and David D. Harrison, dated December 18,
          1997.

10.8      Amended and Restated Employment Agreement between Coltec and Michael J. Burdulis, dated December 18,
          1997.

10.9      The Incentive Plan for Certain Employees of Coltec and Subsidiaries (the 'Incentive Plan'), filed as
          Exhibit 10.22 to Coltec's Registration Statement on Form S-2 (No. 33-44846) and incorporated herein by reference.

10.10     Amendments to the Incentive Plan, filed as Exhibit 10.13 to Coltec's Annual Report on Form 10-K for
          the year ended December 31, 1993 and incorporated herein by reference.

10.11     Coltec's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.24 to Coltec's Annual Report on
          Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

10.12     Amendment No. 1 to the Coltec 1992 Stock Option and Incentive Plan, filed as Exhibit 10.15 to Coltec's
          Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.13     1994 Long-Term Incentive Plan of Coltec, filed as Exhibit 10.16 to Coltec's Annual Report on Form 10-K
          for the year ended December 31, 1993 and incorporated herein by reference.

10.14     Resolutions of the Board of Directors of Coltec on July 13, 1995 amending Section 6(a) of the 1994
          Long-Term Incentive Plan, filed as Exhibit 10.17 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.15     Annual Incentive Plan For Certain Employees of Coltec Industries Inc and Its Subsidiaries, filed as
          Exhibit 10.17 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.16     1994 Stock Option Plan for Outside Directors, filed as Exhibit 10.18 to Coltec's Annual Report on Form

          10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.17     Deferred Compensation Plan For Non-Employee Directors, filed as Exhibit 10.20 to Coltec's Annual
          Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

10.18     Resolution of the Board of Directors of Coltec on May 30, 1995 establishing a Change-In-Control arrangement for non-employee directors, filed as Exhibit 10.21 to Coltec's Annual Report on Form 10-K
          for the year ended December 31, 1995 and incorporated herein by reference.

10.19     1997 Restricted Stock Plan for Outside Directors filed as Exhibit A to Coltec's 1997 Proxy Statement and incorporated herein by reference.

10.20     Amendment No. 1 to the 1997 Restricted Stock Plan for Outside Directors.

10.21     Second Amendment dated July 10, 1997 to the 1992 Stock Option and Incentive Plan, filed as an Exhibit to Coltec's Form 10-Q for the Quarter Ended September 28, 1997 and incorporated herein by reference.

10.22     Amendment No. 3 to Coltec's 1992 Stock Option and Incentive Plan.

10.23     Form of Employment Agreement between Coltec and Nishan Teshoian, dated January 1, 1998.

10.24     First Amendment dated July 10, 1997 to the 1994 Stock Option Plan for Outside Directors, filed as an
          Exhibit to Coltec's Form 10-Q for the Quarter Ended September 28, 1997 and incorporated herein by reference.

10.25     Second Amendment to 1994 Stock Option Plan for Outside Directors.

10.26     Amendment No. 3 to the 1994 Stock Option Plan for Outside Directors.

12.1      Computation of Ratio of Earnings to Fixed Charges.

13.1      Portions of Coltec's 1997 Annual Report to Shareholders.

21.1      List of Subsidiaries of Coltec.

23.1      Consent of Arthur Andersen LLP.

27.1      Consolidated Financial Data Schedule.