Form 10-Q
period 1998-03-29
COLTEC INDUSTRIES INC
filed 1998-05-13
CIK 201493

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-Q

 (Mark one)
 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	    For the quarterly period ended March 29, 1998

                                         or

 ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from __________________ to __________________


 Commission file number: 1-7568



                            COLTEC INDUSTRIES INC
             (Exact name of registrant as specified in its charter)


       		      PENNSYLVANIA					 					                        13-1846375
(State or other jurisdiction of incorporation               (IRS Employer
	            or organization)            		              		Identification No.)


		      3 Coliseum Centre
		    2550 West Tyvola Road
	   Charlotte, North Carolina                               			28217
(Address of principal executive offices)                    (Zip code)

                                 (704)423-7000
             (Registrant's telephone number, including area code)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)  No ( )
________________________________________
	On May 1, 1998, there were outstanding 65,965,154 shares of common stock, par value $.01 per share.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    COLTEC INDUSTRIES INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                    (in thousands, except per share data)



                                                Three Months Ended
                                             March 29,      March 30,
                                               1998	          1997

Net sales                                   $ 374,441      $ 309,172
Cost of sales                                 260,148        211,675
Gross profit                                  114,293         97,497

Selling and administrative                     60,999         52,569

Operating income                               53,294         44,928

Interest expense and other, net                15,080         12,364

Earnings before income taxes                   38,214         32,564

Income taxes                                   12,993         11,072

Net earnings                                $  25,221      $  21,492


Basic earnings per common share                 $ .38          $ .32

Basic weighted-average common shares           65,881         66,786


Diluted earnings per common share               $ .38          $ .32

Diluted weighted-average common
	and common equivalent shares                  67,137         67,731



See notes to consolidated financial statements.

                  COLTEC INDUSTRIES INC AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                  (in thousands)




                                                    March 29,  	  Dec. 31,
	                                                     1998  	       1997
ASSETS
Current assets:
	Cash and cash equivalents	                         $ 21,075	    $ 14,693
	Accounts and notes receivable, net of
	  allowance of $4,319 in 1998 and $2,894 in 1997	   151,935     	120,311
Inventories
	Finished goods	                                      49,506      	53,748
	Work in process and finished parts                 	179,678     	158,937
	Raw materials and supplies	                          43,978    	  44,051
		                                                   273,162	     256,736
Deferred income taxes	                                17,171	      15,195
Other current assets	                                 17,412    	  20,508
	Total current assets	                               480,755     	427,443

Property, plant and equipment, net	                  304,271	     287,619

Costs in excess of net assets acquired, net	         210,528	     157,751

Other assets	                                         80,527    	  60,221

                                                		$1,076,081    	$933,034



See notes to consolidated financial statements.

                 COLTEC INDUSTRIES INC AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share data)

                                                     March 29, 		 Dec. 31,
			                                                    1998			      1997


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Current portion of long-term debt	                 $   4,184	   $   1,811
	Accounts payable	                                     99,124       93,799
	Accrued expenses	                                    144,012      138,969
	Current portion of liabilities of
		discontinued operations	                              4,999  	     4,999
			Total current liabilities	                         252,317      239,578
Long-term debt	                                       855,854      757,578
Deferred income taxes	                                 87,221       79,229
Other liabilities	                                     64,260       60,892
Liabilities of discontinued operations	               151,657      154,918
Commitments and contingencies	                              -            -

Shareholders' equity:
Preferred stock, $.01 par value,
	2,500,000 shares authorized,
	shares outstanding - none	                                 -	           -
Common stock, $.01 par value,
	100,000,000 shares authorized, 70,517,363 and
	70,501,948 shares issued at March 29, 1998
	and December 31, 1997, respectively (excluding
	25,000,000 shares held by a wholly owned
	subsidiary)	                                             705          705
Capital surplus	                                      641,815      642,828
Retained deficit	                                    (886,808)    (912,029)
Unearned compensation	                                 (2,699)      (2,721)
Minimum pension liability	                             (1,646)      (1,646)
Foreign currency translation adjustments	              (9,150)      (6,745)
                                                     (257,783)    (279,608)
Less cost of 4,542,709 and 4,666,406 shares
	of common stock in treasury at
	March 29, 1998 and December 31, 1997,
	respectively	                                        (77,445)     (79,553)

                                                     (335,228)    (359,161)

		                                                 $1,076,081     $933,034

See notes to consolidated financial statements.

                    COLTEC INDUSTRIES INC AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                          		        	Three Months Ended
                                            	       March 29,		March 30,
	                                                     1998 	     1997

Cash flows from operating activities:
	Net earnings		                                     $ 25,221	   $ 21,492
	Adjustments to reconcile net earnings to cash
	  provided by operating activities:
	Depreciation and amortization		                      12,416  		   8,511
	Deferred income taxes		                               6,016 			   5,536
	Payments of liabilities of discontinued
		operations		                                        (3,261)	 	 (10,750)
	Other operating items		                              (1,525)		 	(10,321)
	Changes in assets and liabilities:
	  Accounts and notes receivable		                   (18,969) 		  (5,040)
	  Inventories		                                      (9,184) 		  (6,339)
	  Other current assets		                              3,748		 	  (3,700)
	  Accounts payable		                                    178 			  12,995
	  Accrued expenses		                                   (176)			      56
	  Accrued pension liability		                        (4,359)			     288

Cash provided by operating activities		               10,105			   12,728

Cash flows from investing activities:
	Capital expenditures		                              (15,005) 		 (13,554)
	Acquisition of businesses		                         (81,312)			       -

		Cash used in investing activities		                (96,317)			 (13,554)

Cash flows from financing activities:
	Increase in revolving facility, net		               110,500 			  14,000
	Purchase of treasury stock		                              -	 		 (17,419)
	Repayment of long-term debt		                       (14,035)			  (2,971)
	Payments for unclaimed stock		                       (3,871)      		 	-

		Cash provided by (used in) financing activities		   92,594 			  (6,390)

Increase (decrease) in cash and cash equivalents		     6,382 			  (7,216)
Cash and cash equivalents - beginning of period		     14,693 			  15,029

Cash and cash equivalents - end of period		         $ 21,075			 $  7,813

Supplemental cash flow data:
	Cash paid for interest		                           $ 12,409			 $ 11,024
	Cash paid (refunded) for income taxes		               4,990			  (11,140)


See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (in thousands)





                                                     	Three Months Ended
	                                                   March 29, 	 March 30,
		                                                    1998    	   1997

Net earnings	                                       $ 25,221    $ 21,492

Other comprehensive income/(loss), net of tax:
	Foreign currency translation adjustments	            (2,405)     (1,100)
	Unearned compensation	                                   22        (692)
	    Other comprehensive income/(loss), net of tax	   (2,383)     (1,792)

Comprehensive income	                                $22,838     $19,700


See notes to consolidated financial statements.

COLTEC INDUSTRIES INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands)

1. SUMMARY OF ACCOUNTING POLICIES

Financial Information: The unaudited consolidated financial statements included herein reflect in the opinion of management of Coltec Industries Inc (the Company) all normal recurring adjustments necessary to present fairly the consolidated financial position and results of operations for the periods indicated. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet as of December 31, 1997 has been extracted from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report to shareholders for the year ended December 31, 1997.

2.	ACQUISITIONS

On January 30, 1998, the Company acquired certain Marine and Petroleum Mfg. Inc.'s manufacturing facilities based in Texas for approximately $17,000. The plants acquired produce flexible graphite and polytetrafluoroethylene (PTFE) fluid sealing products used in the petrochemical industry. Combined annual sales for these facilities are expected to approximate $18,000. The Company also acquired Tex-o-Lon and Repro-Lon for approximately $25,000. These two Texas businesses have combined annual sales of $15,000. Tex-o-Lon manufactures, machines and distributes PTFE products, primarily for the semiconductor industry. Repro-Lon reprocesses PTFE compounds for the chemical and semiconductor industries. The acquisitions were accounted for as purchases; accordingly, the purchase price, which was financed through available cash resources, was allocated to the acquired assets based upon their fair market values.

On February 2, 1998, the Company purchased the Sealing Division of Groupe Carbone Lorraine for $45,600. This division, with facilities in France and South Carolina, produces high-technology metallic gaskets used in the nuclear, petroleum and chemical industries. Sales are expected to approximate $38,000. This acquisition was accounted for as a purchase and the purchase price, also financed through available cash resources, was allocated to the acquired assets based upon their fair market values.

3.	EARNINGS PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, effective December 15, 1997. The Company's reported earnings per common share for the three months ended March 30, 1997 equaled diluted earnings per share as set forth in SFAS No. 128. As a result, the Company's reported earnings per share for three months ended March 30, 1997 were not restated.

	Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

COLTEC INDUSTRIES INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands)


Diluted earnings per common share is computed by using the treasury stock method to determine shares related to stock options and restricted stock.

(In thousands)					                         				 Three Months Ended
													                                   March 29,			March 30,
	                                                 1998  	     1997
Weighted-average
	common shares	                                   65,881     	66,786
	Stock options and restricted
		stock issued	                                    1,256        	945

	Diluted weighted-average
		common and common equivalent
		shares	                                         67,137     	67,731


4. 	COMMITMENTS AND CONTINGENCIES

The Company and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings.

With respect to asbestos product liability and related litigation costs, as of March 29, 1998 two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 106,000 actions (including approximately 2,400 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first three months of 1998, two subsidiaries of the Company received approximately 11,000 new actions compared to approximately 7,300 new actions received during the first three months of 1997. Through March 29, 1998, approximately 214,000 of the approximately 320,000 total actions brought have been settled or otherwise disposed of.

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

Following a decision of the Pennsylvania Supreme Court, in a case in which neither the Company or any or its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the continuous trigger theory of coverage), the Company settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. The Company has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. The Company is currently receiving payments

COLTEC INDUSTRIES INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands)

pursuant to this agreement. The Company believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Payments were made with respect to asbestos liability and related costs aggregating $14,901 and $20,191 for the first three months of 1998 and 1997, respectively, substantially all of which were covered by insurance. Related to payments not covered by insurance, the Company recorded charges to operations amounting to $2,000 for the first three months of 1998 and 1997.

In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of March 29, 1998, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $70,636 and the Company expects that this cost will be substantially covered by insurance.

With respect to the 103,600 outstanding actions as of March 29, 1998, which are in preliminary procedural stages, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to the Company. When asbestos actions are received, they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time or receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, the Company generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to the Company, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or proceed to trial is typically not made prior to the receipt of such information.

It is also difficult to predict the number of asbestos lawsuits that the Company's subsidiaries will receive in the future. The Company has noted that, with respect to recently settled actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with the Company's asbestos-related actions. The Company is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of

COLTEC INDUSTRIES INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands)

actions that may be filed in the future. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated.

Insurance coverage of a small non-operating subsidiary formerly distributing asbestos-bearing products in nearly depleted. Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the substantial amount of insurance coverage that the Company expects to be available from its solvent carriers, the Company believes that pending and reasonably anticipated future actions are not likely to have a material effect on the Company's consolidated results of operations and financial condition. Although the insurance coverage which the Company has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. The Company's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

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

                                       													  March 29,  	Dec. 31,
									  				                                         1998    	  1997

		Accounts and notes receivable		                     $ 62,403		 $ 56,039
		Other assets					 			                                 25,812  		 16,249
		Accrued expenses							                               59,173	  	 50,688
		Other liabilities				 			                             11,463  		  2,682

With respect to environmental proceedings, the Company has been notified that it is among the Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. Such laws impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for

COLTEC INDUSTRIES INC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(dollars in thousands)

these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $26,000 and $48,000. In connection with these expenditures, the Company has accrued $31,400 at March 29, 1998, representing management's best estimate of probable non-capital environmental expenditures. These non-capital expenditures are estimated to be incurred over the next 10 to 20 years. In addition, capital expenditures aggregating $5,000 may be required during the next two years related to environmental matters. Although the Company is pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matters.

As in the case with most other companies, the Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 date transition and is faced with the task of addressing related issues. The Company is evaluating whether the effect of the Year 2000 transition issues resulting from relationships with customers, suppliers and other constituents will have an impact on the Company's results of operations or financial condition. At March 29, 1998, the Company estimates that expenditures over the next two years for the cost of modifying its existing software for the Year 2000 date transition will have an immaterial impact on consolidated operating results.

5. Subsequent Events

In April 1998, the Company privately placed $300 million principal amount
7 1/2% Senior Notes due 2008(Senior Notes) and $130 million liquidation value of 5 1/4% Trust Convertible Preferred Securities (Convertible Preferred Securities). The initial purchasers of the Convertible Preferred Securities have also exercised their option to purchase an additional $20 million liquidation value of Convertible Preferred Securities to cover over allotments. Net proceeds of approximately $436,000 from both offerings were used to reduce indebtedness under Coltec's credit agreement.

In April 1998, Coltec reached an agreement to sell the capital stock of its Holley Performance Products subsidiary to Kohlberg & Co., L.L.C., a private merchant banking firm located in Mount Kisco, New York, for $100 million in cash. The agreement is subject to obtaining requisite governmental approvals. The transaction is excepted to close in May 1998. In 1997, Holley Performance's revenues were approximately $99,000.

COLTEC INDUSTRIES INC AND SUBSIDIARIES


Item 2.	Management's Discussion and Analysis of Financial Condition and
			Results of Operations

The following table shows financial information by industry segment for the three months ended March 29, 1998 and March 30, 1997.


                                                   		Three Months Ended
	                                                  March 29,  	 March 30,
	                                                    1998       		1997
                                                      		(in thousands)
Sales:
	Aerospace	                                        $166,158	    $119,140
	Industrial	                                        209,084	     190,099
	Intersegment elimination	                             (801)         (67)

		Total                  	                         $374,441     $309,172

Operating income:
	Aerospace	                                        $ 26,102     $ 18,303
	Industrial	                                         37,281	      36,270
		Total segments	                                    63,383       54,573
Corporate unallocated	                              (10,089)     	(9,645)
Operating income	                                  $ 53,294	    $ 44,928


Results of Operations - First Quarter 1998 Compared to First Quarter 1997

Company Review

Net sales for the first quarter of 1998 increased 21.1% to $374.4 million from $309.2 million for the first quarter of 1997 primarily driven by increases in the Aerospace Segment. Gross profit increased to $114.3 million for the first quarter 1998 from $97.5 million in first quarter 1997. The gross profit margin decreased slightly to 30.5% in first quarter 1998 from 31.5% in the first quarter 1997 as a result of slightly lower gross profit margins in the Industrial Segment. Selling and administrative expenses totaled $61.0 million, or 16.3% of sales, in first quarter 1998 compared to $52.6 million, or 17.0% of sales in first quarter 1997.

Operating income increased to $53.3 million in first quarter 1998 from $44.9 million in the first quarter of 1997. Operating margin for first quarter 1998 was 14.2% compared to 14.5% for the first quarter 1997. The margin decrease related to a slight decrease in operating margin in the Industrial Segment.

Interest expense increased to $15.1 million in the first quarter 1998 from $12.4 million for the first quarter 1997. This increase was a result of increased outstanding amounts under the credit facility due to acquisitions discussed under Liquidity and Capital Resources.

The effective tax rate was 34% in the first quarter of 1998 and 1997.

COLTEC INDUSTRIES INC AND SUBSIDIARIES


As a result of the foregoing, net earnings were $25.2 million in first quarter 1998, or $0.38 per share, compared to net earnings of $21.5 million, or $0.32 per share, in first quarter 1997.

Segment Review - Aerospace

Sales in first quarter 1998 for the Aerospace Segment totaled $166.2 million increasing 39.5% from $119.1 million in the first quarter 1997. At Menasco, sales increased significantly due to rising commercial aircraft production as well as improved military sales. Menasco deliveries of main landing gear systems for the Boeing 737 increased from 33 shipsets in first quarter 1997 to 69 shipsets in first quarter 1998, while military sales benefited primarily from higher shipset deliveries for the F-15 and F-16 programs. At Walbar, significantly higher sales were primarily due to increased customer demand and expanding product lines. Aerospace Segment sales were also favorably impacted by the acquisition of AMI Seating Systems in July
1997.

Operating income for the Aerospace Segment increased to $26.1 million in first quarter 1998 from $18.3 million in first quarter of 1997. Operating margin for the first quarter 1998 was 15.7% compared to 15.4% for the first quarter 1997. At Menasco's Aerospace Division, operating margin was impacted by a favorable mix oflanding gear systems for certain commercial airline programs as well as improved manufacturing efficiencies due to higher production. Walbar also yielded improved manufacturing efficiencies as a result of its higher production levels. The increased margin was also driven by higher sales volumes and improved margins for the Segment's other businesses.

Segment Review - Industrial

Industrial sales increased to $209.1 million in first quarter 1998 from $190.1 million in first quarter 1997. The Stemco and Quincy Compressor Divisions experienced solid sales volume increases. Sales for Garlock Sealing Technologies increased primarily due to the acquisition of the sheet rubber and conveyor belt business of Dana Corporation's Boston Weatherhead division. Holley Performance Products sales decreased due to curtailed orders by two major customers. Sales increased as a result of first quarter 1998 Industrial Segment acquisitions, Texo-Lon, and Repro-Lon and the Sealing Division of Group Carbone Lorraine, as described in note 5 to consolidated financial statements.

Operating income for the Industrial Segment was increased slightly at $37.3 million in first quarter 1998 compared to $36.3 million in first quarter 1997. Operating income increased for Garlock Sealing Technologies and Quincy Compressor Divisions due to higher sales volumes. Operating results at Holley Performance Products were lower due to decreased sales volumes. Excluding Holley Performance, which is expected to be sold in May 1998, operating income in the Industrial Segment increased 6% on a 14% sales increase.

Liquidity and Capital Resources

The Company generated $10.1 million of operating cash flows in first quarter 1998 compared with $12.7 million for the first quarter 1997. The lower operating cash flows in 1998 were due to negative cash flow generated by working capital requirements primarily from the increase in accounts

COLTEC INDUSTRIES INC AND SUBSIDIARIES


receivable. The change in assets and liabilities generated negative cash flow of $28.8 million in first quarter 1998 compared to negative cash flow of $1.7 million in first quarter 1997. This negative cash flow impact was offset by increased net earnings and decreased payments related to liabilities of discontinued operations and asbestos claims.

The current ratio of current assets to current liabilities at March 29, 1998 was 1.91, increasing from 1.78 at December 31, 1997. Cash and cash equivalents increased to $21.1 million at March 29, 1998 from $14.7 million at December 31, 1997.

In the first quarter of 1998 the Company invested $15.0 million in capital expenditures compared to $13.6 million during the same prior year period. Debt increased by $100.6 million at March 29, 1998 compared to December 31, 1997 through additional borrowings under the Company's revolving credit facility primarily for first quarter 1998 acquisitions.

On January 30, 1998, the Company acquired Marine and Petroleum Mfg. Inc.'s manufacturing facilities based in Texas for approximately $17,000. The plants acquired produce flexible graphite and PTFE fluid sealing products used in the petrochemical industry. Combined annual sales for these facilities are expected to approximate $18,000. The Company also acquired Tex-o-Lon and Repro-Lon for approximately $25,000. These two Texas businesses have combined annual sales of $15,000. Tex-o-Lon manufactures, machines and distributes PTFE products, primarily for the semiconductor industry.
Repro-Lon reprocesses PTFE compounds for the chemical and semiconductor industries. The acquisitions were accounted for as purchases; accordingly, the purchase prices, which were financed through available cash resources, were allocated to the acquired assets based upon their fair market values.

On February 2, 1998, the Company purchased the Sealing Division of Groupe Carbone Lorraine for $45,600. This division, with facilities in France and South Carolina, produces high-technology metallic gaskets used in the nuclear, petroleum and chemical industries. Sales for 1998 are expected to approximate $38,000. This acquisition was accounted for as a purchase and the purchase price, also financed through available cash resources, was allocated to the acquired assets based upon their fair market values.

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

	(b)	No reports on Form 8-K were filed by the Company
  			during the quarter ended March 29, 1998.

S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                															COLTEC INDUSTRIES INC
																	                                    (Registrant)


                         													by	/s/David D. Harrison
														                              _____________________________
																                            David D. Harrison
															                             Executive Vice President
															                              and Chief Financial Officer



Date: May 11, 1998