Form 10-Q
period 1998-06-28
COLTEC INDUSTRIES INC
filed 1998-08-17
CIK 201493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark one)

 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 28, 1998

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                    ----------------------------------------


     On July 31, 1998, there were outstanding 65,208,754 shares of common stock, par value $.01 per share.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)


                                                          Three Months Ended                      Six Months Ended
                                                    June 28               June 29            June 28           June 29
                                                      1998                 1997               1998              1997
                                                   ----------           -----------        ----------        ----------
Net sales                                          $  394,754           $   322,227        $  769,195        $  631,399

Cost of sales                                         311,862               217,137           572,010           428,812
                                                   ----------           -----------        ----------        ----------

Gross profit                                           82,892               105,090           197,185           202,587

Selling and administrative                             64,124                56,336           125,123           108,905
                                                   ----------           -----------        ----------        ----------

Operating income                                       18,768                48,754            72,062            93,682

Gain on divestiture                                    56,194                     -            56,194                 -

Interest expense and other, net                       (13,230)              (12,682)          (28,310)          (25,046)
                                                   ----------           -----------        ----------        ----------

Earnings before income taxes, minority
  interest and extraordinary item                      61,732                36,072            99,946            68,636

Income taxes                                          (20,989)              (12,264)          (33,982)          (23,336)
Minority interest in net loss of
     subsidiaries                                      (1,085)                    -            (1,085)                -
                                                   ----------           -----------        ----------        ----------
Earnings before extraordinary item                     39,658                23,808            64,879            45,300

Extraordinary item (net of tax)                        (4,326)                    -            (4,326)                -
                                                   ----------           -----------        ----------        ----------

Net earnings                                       $   35,332           $    23,808        $   60,553        $   45,300
                                                   ==========           ===========        ==========        ==========

Basic earnings per common share
     Before extraordinary item                     $      .60           $       .36        $      .98        $      .68
     Extraordinary item                                  (.06)                    -              (.06)                -
                                                   ----------           -----------        ----------        ----------
         Net earnings                              $      .54           $       .36        $      .92        $      .68
                                                   ==========           ===========        ==========        ==========

Basic weighted-average common

  shares                                               65,986                65,718            65,934            66,252
                                                   ==========           ===========        ==========        ==========

Diluted earnings per common share

     Before extraordinary item                     $      .57           $       .36        $      .95        $      .67
     Extraordinary item                                  (.06)                    -              (.06)                -
                                                   ----------           -----------        ----------        ----------
         Net earnings                              $      .51           $       .36        $      .89        $      .67
                                                   ==========           ===========        ==========        ==========

Diluted weighted-average common

     and common equivalent shares                      71,304                66,695            69,220            67,213
                                                   ==========           ===========        ==========        ==========


See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                        June 28             Dec. 31
                                                                                          1998               1997
                                                                                       ----------         ---------
ASSETS
Current assets:

     Cash and cash equivalents                                                         $   20,073         $  14,693
     Accounts and notes receivable, net of
       allowance of $2,686 in 1998 and $2,394 in 1997                                     163,448           120,311
     Inventories

        Finished goods                                                                     48,952            53,748
        Work in process and finished parts                                                150,564           158,937
        Raw materials and supplies                                                         43,073            44,051
                                                                                       ----------         ---------
                                                                                          242,589           256,736
     Deferred income taxes                                                                 17,172            15,195
     Other current assets                                                                  15,460            20,508
                                                                                       ----------         ---------
        Total current assets                                                              458,742           427,443

Property, plant and equipment, net                                                        300,123           287,619

Costs in excess of net assets acquired, net                                               209,670           157,751

Other assets                                                                               92,617            60,221
                                                                                       ----------         ---------

                                                                                       $1,061,152         $ 933,034
                                                                                       ==========         =========



See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                           June 28               Dec. 31
                                                                                            1998                   1997
                                                                                         ----------             ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                   $    4,191             $   1,811
     Accounts payable                                                                        98,815                93,799
     Accrued expenses                                                                       193,099               138,969
     Current portion of liabilities of
         discontinued operations                                                              4,999                 4,999
                                                                                         ----------             ---------
              Total current liabilities                                                     301,104               239,578
Long-term debt                                                                              601,352               757,578
Deferred income taxes                                                                        86,813                79,229
Other liabilities                                                                            84,054                60,892
Liabilities of discontinued operations                                                      148,024               154,918
Commitments and contingencies                                                                     -                     -

Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary Coltec Capital Trust holding solely convertible
     junior subordinated debentures of the Company                                          144,770                     -

Shareholders' equity:
Preferred stock, $.01 par value,
     2,500,000 shares authorized,
     shares outstanding - none                                                                    -                     -
Common stock, $.01 par value,
     100,000,000 shares authorized, 70,541,139 and 70,501,948 shares issued at
     June 28, 1998 and December 31, 1997, respectively (excluding 25,000,000 shares held by a wholly-owned
     subsidiary)                                                                                705                   705
Capital surplus                                                                             643,266               642,828
Retained deficit                                                                           (851,774)             (912,029)
Unearned compensation                                                                        (2,150)               (2,721)
Minimum pension liability                                                                    (1,646)               (1,646)
Foreign currency translation adjustments                                                    (15,152)               (6,745)
                                                                                         ----------             ---------
                                                                                           (226,751)             (279,608)
Less cost of 4,611,185 and 4,666,406 shares of common stock in treasury at June
     28, 1998 and December 31, 1997,
     respectively                                                                           (78,214)              (79,553)
                                                                                         ----------             ---------

                                                                                           (304,965)             (359,161)
                                                                                         ----------             ---------

                                                                                         $1,061,152             $ 933,034
                                                                                         ==========             =========


See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                Six Months Ended
                                                                                        June 28                   June 29
                                                                                          1998                      1997
                                                                                       ---------                 ---------
Cash flows from operating activities:
     Net earnings                                                                    $    60,553                $   45,300
     Adjustments to reconcile net earnings to cash
       provided by operating activities:

     Extraordinary item                                                                    6,554                         -
     Depreciation and amortization                                                        24,611                    16,589
     Deferred income taxes                                                                 5,607                    14,184
     Gain on divestiture                                                                 (56,194)                        -
     Payments of liabilities of discontinued
         operations                                                                       (6,894)                  (12,717)
     Other operating items                                                               (11,046)                  (20,248)
     Changes in assets and liabilities (net of effects
       from acquisitions and divestitures):
       Accounts and notes receivable                                                     (42,911)                   (3,537)
       Inventories                                                                        11,169                   (18,060)
       Other current assets                                                                1,908                    (1,532)
       Accounts payable                                                                    4,361                    10,002
       Accrued expenses                                                                   42,456                    (7,615)
                                                                                     -----------                ----------

               Cash provided by operating activities                                      40,174                    22,366
                                                                                     -----------                ----------

Cash flows from investing activities:

     Capital expenditures                                                                (27,187)                  (29,267)
     Proceeds from divestiture                                                           100,000                         -
     Acquisition of businesses, net                                                      (80,518)                        -
                                                                                     -----------                ----------

               Cash used in investing activities                                          (7,705)                  (29,267)
                                                                                     -----------                ----------

Cash flows from financing activities:

     Increase (decrease) in revolving facility, net                                     (440,000)                   49,500
     Repayment of long-term debt                                                         (18,847)                   (7,177)
     Issuance of long-term debt, net                                                     292,151                         -
     Issuance of convertible preferred securities, net                                   144,472                         -
     Purchase of treasury stock                                                             (994)                  (41,919)
     Payments for unclaimed stock                                                         (3,871)                        -
                                                                                     -----------                ----------

               Cash provided by (used in)

                 investing activities                                                    (27,089)                      404
                                                                                     -----------                ----------

Increase (decrease) in cash and cash equivalents                                           5,380                    (6,497)
Cash and cash equivalents - beginning of period                                           14,693                    15,029
                                                                                     -----------                ----------

Cash and cash equivalents - end of period                                            $    20,073                $    8,532
                                                                                     ===========                ==========

Supplemental cash flow data:

     Cash paid for interest                                                          $    25,226                $   22,438
     Cash paid for income taxes                                                           13,645                     1,268


See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                                     Three Months Ended                Six Months Ended
                                                                  June 28           June 29         June 28        June 29
                                                                    1998              1997            1998           1997
                                                                 ---------         --------       -----------     --------
Net earnings                                                     $  35,332         $ 23,808       $    60,553     $ 45,300
                                                                 ---------         --------       -----------     --------
Other comprehensive income/(loss, net of
  tax):

   Foreign currency translation adjustment                          (6,002)            (443)           (8,407)      (1,553)
   Unearned compensation                                               549              363               571         (329)
   Amortization of preferred stock issuance
     costs                                                            (298)               -              (298)           -
                                                                 ---------         --------       -----------     --------
       Other comprehensive income/(loss),
         net of tax                                                 (5,751)             (80)           (8,134)      (1,882)
                                                                 ---------         --------       -----------     --------
Comprehensive income                                             $  29,581         $ 23,728       $    52,419     $ 43,418
                                                                 =========         ========       ===========     ========



See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)

1.        SUMMARY OF ACCOUNTING POLICIES

         Financial Information: The unaudited consolidated financial statements included herein reflect in the opinion of the management of Coltec Industries Inc (the Company) all normal recurring adjustments necessary to present fairly the consolidated financial position and results of operations for the periods indicated. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet as of December 31, 1997 has been extracted from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report to shareholders for the year ended December 31, 1997.

2.       ACQUISITIONS AND DIVESTITURES

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

         In May 1998, the Company sold the capital stock of its Holley Performance Products subsidiary to Kohlberg & Co., L.L.C., a private merchant banking firm located in Mount Kisco, New York, for $100 million in cash. The sale resulted in a pre-tax gain of $56,194, net of liabilities retained.

3.       FINANCINGS

         In April 1998, the Company privately placed, with institutional investors, $300,000 principal amount of 7 1/2% Senior Notes due 2008 ("Senior Notes") and $150,000 (3,000,000 shares at liquidation value of $50 per Convertible Preferred Security) of 5 1/4% Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The placement of the Convertible Preferred Securities was made through the Company's wholly-owned subsidiary, Coltec Capital Trust ("Trust"), a newly-formed Delaware business trust. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust.

         Substantially all the assets of the Trust are the 5 1/4% Convertible Junior Subordinated Deferrable Interest Debentures Due April 15, 2028 which were acquired with the proceeds from the private placement of the Convertible Preferred Securities. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust, and the Guarantee of Coltec, taken together, constitute a full and unconditional guarantee by Coltec of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of Coltec at an effective conversion price of $29 5/16 per share and are redeemable at Coltec's option after April 20, 2001 at 102.63% of the liquidation amount declining ratably to 100% after April 20, 2004.

         The net proceeds of the Senior Notes and the Convertible Preferred Securities of approximately $436,623 were used by the Company to reduce indebtedness under its credit facility. Dividends on the Convertible Preferred Securities were $1.1 million after tax, in the three months and six months ended June 28, 1998.

4.       EXTRAORDINARY ITEM

         The Company incurred an extraordinary charge of $4,326, net of income taxes of $2,228, in the second quarter of 1998 in connection with early debt repayment.

5.       EARNINGS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, effective December 15, 1997. The Company's reported earnings per common share for the three months and six months ended June 29, 1997 equaled diluted earnings per share as set forth in SFAS No. 128. As a result, the Company's reported earnings per share for the three months and six months ended June 29, 1997 were not restated.

         Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

         Diluted earnings per common share is computed by using the treasury stock method to determine shares related to stock options and restricted stock.


(In Thousands)                           Three Months Ended                Six Months Ended
                                               June 28          June 29         June 28         June 29
                                                1998             1997             1998           1997
                                         ------------------   ----------   ----------------    ---------
Income available to common
shareholders before
extraordinary item                            $ 39,658         $ 23,808        $ 64,879         $ 45,300
Dividends on convertible
preferred securities, net
of tax                                           1,085                -           1,085                -
                                              --------         --------        --------         --------
Income available to common
shareholders before extraordinary item
plus assumed conversions                        40,743           23,808          65,964           45,300
Extraordinary item, net of
tax                                             (4,326)               -          (4,326)               -
                                              --------         --------        --------         --------
Net income available to common
shareholders plus assumed conversions

                                              $ 36,417         $ 23,808        $ 61,638         $ 45,300
                                              ========         ========        ========         ========
Basic weighted-average
common shares                                   65,986           65,718          65,934           66,252
Stock options and
restricted stock issued                          1,054              977           1,154              961
Convertible preferred
securities                                       4,264                -           2,132                -
                                              --------         --------        --------         --------

Diluted weighted-average
common and common
equivalent shares                               71,304           66,695          69,220           67,213
                                              ========         ========        ========         ========



6.       COMMITMENTS AND CONTINGENCIES

         Asbestos

         The Company and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings.

         With respect to asbestos product liability and related litigation costs, as of June 28, 1998 two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 106,200 actions (including approximately 10,700 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first six months of 1998, two subsidiaries of the Company received approximately 20,100 new actions compared to approximately 22,800 new actions received during the first six months of 1997. Through June 28, 1998, approximately 224,200 of the approximately 330,400 total actions brought have been settled or otherwise disposed.

         The damages claimed for personal injury or death vary from case to case, and in many cases plaintiffs seek $1,000 or more in compensatory damages and $2,000 or more in punitive damages from an extensive list of defendants. Although the law in each state differs to some extent, it appears, based on advice of counsel, that liability for compensatory damages would be shared among all responsible defendants, thus limiting the potential monetary impact of such judgments on any individual defendant.

         Following a decision of the Pennsylvania Supreme Court, in a case in which neither the Company nor any or its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), the Company settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. The Company has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. The Company is currently receiving payments pursuant to this agreement. The Company believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers.

         Payments were made with respect to asbestos liability and related costs aggregating $21,527 and $34,281 for the first six months of 1998 and 1997, respectively, substantially all of which were covered by insurance. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, the Company recorded charges to operations amounting to $4,000 for the first six months of 1998 and 1997, respectively. The average cost to the Company for unreimbursed expenses and liability per case disposed was approximately $ .4 for the six months ended June 28, 1998 and $.3 for the six months ended June 29, 1997.

         In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of June 28, 1998, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $99,400 and the Company expects that this cost will be substantially covered by insurance.

         With respect to the 95,500 outstanding actions as of June 28, 1998, which are in preliminary procedural stages, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to the Company. The lawsuits are disposed of over a period of one year to more than five years, with the majority being disposed of by the third year after filing. When asbestos actions are received, they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, the Company generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to the Company, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or proceed to trial is typically not made prior to the receipt of such information.

         The Company believes that it will continue to receive some number of asbestos lawsuits into the foreseeable future. It is also difficult, however, to predict the number of asbestos lawsuits that the Company's subsidiaries will receive or the timeframe in which they will be received. The Company has noted that, with respect to recently settled actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with the Company's asbestos-related actions. The Company is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, the jurisdiction in which a lawsuit is filed, the pendency of tort reform, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of the Company continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1,500. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users, who utilize the product for critical applications where no known substitutes exist or have been approved.

         Insurance coverage of a small non-operating subsidiary formerly distributing asbestos-bearing products is nearly depleted. Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the substantial amount of insurance coverage that the Company expects to be available from its solvent carriers, the Company believes that pending and reasonably anticipated future actions are not likely to have a material effect on the Company's consolidated results of operations and financial condition. Although the insurance coverage, which the Company has, is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. The Company's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

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


                                                    June 28             Dec. 31
                                                      1998                1997
                                                    -------             -------
         Accounts and notes receivable              $80,432             $56,039
         Other assets                                35,456              16,249
         Accrued expenses                            80,175              50,688
         Other liabilities                           21,858               2,682


         Environmental

         With respect to environmental proceedings, the Company has been notified that it is among the Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. Such laws impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Investigations have been completed for approximately 17 sites and continuing investigations are being done at approximately 11 sites. Accruals are provided for all sites based on the factors discussed above. As remediation plans are written and implemented, estimated costs become more fact-based and less judgment-based. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical and legal information. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $28,000 and $53,000. In connection with these expenditures, the Company has accrued $38,000 at June 28, 1998 representing management's best estimate of probable non-capital environmental expenditures.

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

         Year 2000

         As is the case with most other companies, the Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 date transition and is faced with the task of addressing related issues. With senior management accountability and corporate staff guidance, the affected operating units have completed the assessment phase and are in varying stages of plan implementation to address the Company's Year 2000 issues. Overall, the Company has targeted Year 2000 compliance primarily by the end of 1998, with certain operating units targeting compliance by no later than mid-1999. The Company recorded an expense of $5,000 in the three months ended June 28, 1998 for year 2000 compliance relating to its new computer systems. The Company is also evaluating whether the effect of the Year 2000 transition issues resulting from relationships with customers, suppliers and other constituents will have an impact on the Company's results of operations or financial condition. The Company estimates that expenditures over the next year for the remaining costs of modifying its existing software for the Year 2000 date transition will have an immaterial impact on consolidated operating results.

7.       OTHER MATTERS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 133 ("SFAS No. 133") Accounting for Derivative Instruments and Hedging Activities. The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing of or method of adoption. However the statement could increase volatility in earnings and other comprehensive income.

8.       SUPPLEMENTAL GUARANTOR INFORMATION

         Substantially all the Company's subsidiaries incorporated in the United States (the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations to pay principal and interest with respect to the Senior Notes. Each subsidiary guarantor is wholly owned and management has determined that separate financial statements for the subsidiary guarantors are not material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to in this note as the "Non-Guarantor Subsidiaries".

         The following supplemental consolidating condensed financial statements present balance sheets as of June 28, 1998 and December 31, 1997 and statements of earnings and of cash flows for the three months and six months ended June 28, 1998 and June 29, 1997. In the consolidating financial statements, Coltec Industries Inc (the "Parent") accounts for its investments in wholly-owned subsidiaries using the equity method and the Subsidiary Guarantors account for their investments in Non-Subsidiary Guarantors using the equity method. Interest expense related to the indebtedness under the Company's credit agreement and its three series of senior notes is allocated to United States subsidiaries based on net sales.

                  Consolidating Condensed Statement of Earnings


                                                                  Three Months Ended June 28, 1998
                                     -------------------------------------------------------------------------------------------

                                                           Guarantor          Non-Guarantor
                                          Parent         Subsidiaries          Subsidiaries       Eliminations      Consolidated
                                     ---------------   ---------------       ---------------     -------------     -------------
  Net sales                          $       128,909   $       163,431       $     114,787       $     (12,373)    $     394,754
  Cost of sales                              128,899           110,687              84,649             (12,373)          311,862
                                     ---------------   ---------------       -------------       -------------     -------------
  Gross profit                                    10            52,744              30,138                   -            82,892
  Selling and administrative                  11,291            35,094              17,739                   -            64,124
                                     ---------------   ---------------       -------------       -------------     -------------
  Operating income                           (11,281)           17,650              12,399                   -            18,768
  Equity earnings of affiliates               19,302            10,409                   -             (29,711)                -
  Gain on divestiture                         56,194                 -                   -                   -            56,194
  Interest expense and other, net            (18,917)             (627)              6,847                (533)          (13,230)
                                     ---------------   ---------------       -------------       -------------     -------------
  Earnings before income taxes,
   minority interest and
   extraordinary   item                       45,298            27,432              19,246             (30,244)           61,732
  Income taxes                                (5,640)          (11,128)             (4,221)                  -           (20,989)
  Minority interest in net loss
   of subsidiaries                                 -                 -              (1,085)                  -            (1,085)
                                     ---------------   ---------------       --------------      -------------     --------------
  Earnings before extraordinary
   item                                       39,658            16,304              13,940             (30,244)           39,658
  Extraordinary item (net of tax)             (4,326)                -                   -                   -            (4,326)
                                     ---------------   ---------------       -------------       -------------     -------------
  Net earnings                       $        35,332   $        16,304       $      13,940       $     (30,244)    $      35,332
                                     ===============   ===============       =============       =============     =============


                  Consolidating Condensed Statement of Earnings


                                                                    Six Months Ended June 28, 1998
                                      -------------------------------------------------------------------------------------------

                                                             Guarantor          Non-Guarantor
                                           Parent           Subsidiaries         Subsidiaries     Eliminations      Consolidated
                                      ---------------    ---------------      ---------------     -------------     -------------
  Net sales                           $       244,008    $       331,861      $     217,255       $     (23,929)    $     769,195
  Cost of sales                               209,430            225,814            160,695             (23,929)          572,010
                                      ---------------    ---------------      -------------       -------------     -------------
  Gross profit                                 34,578            106,047             56,560                   -           197,185
  Selling and administrative                   29,793             59,566             35,764                   -           125,123
                                      ---------------    ---------------      -------------       -------------     -------------
  Operating income                              4,785             46,481             20,796                   -            72,062
  Equity earnings of affiliates                39,983             17,423                  -             (57,406)                -
  Gain on divestiture                          56,194                  -                  -                   -            56,194
  Interest expense and other, net             (27,256)           (18,157)            18,157              (1,054)          (28,310)
                                      ---------------    ---------------      -------------       -------------     -------------
  Earnings before income taxes,
   minority interest and
   extraordinary item                          73,706             45,747             38,953             (58,460)           99,946
  Income taxes                                 (8,827)           (13,550)           (11,605)                  -           (33,982)
  Minority interest in net loss
   of subsidiaries                                  -                  -             (1,085)                  -            (1,085)
                                      ---------------    ---------------      -------------       -------------     -------------
  Earnings before extraordinary item
                                               64,879             32,197             26,263             (58,460)           64,879
  Extraordinary item (net of tax)              (4,326)                 -                  -                   -            (4,326)
                                      ---------------    ---------------      -------------       -------------     -------------
  Net earnings                        $        60,553    $        32,197      $      26,263       $     (58,460)    $      60,553
                                      ===============    ===============      =============       =============     =============

                  Consolidating Condensed Statement of Earnings


                                                                   Three Months Ended June 29, 1997
                                      -------------------------------------------------------------------------------------------

                                                            Guarantor         Non-Guarantor
                                           Parent         Subsidiaries         Subsidiaries        Eliminations      Consolidated
                                      ---------------    ---------------      -------------       -------------     -------------
  Net sales                           $       102,793    $       146,832      $      84,472       $     (11,870)    $     322,227
  Cost of sales                                70,287             96,995             61,725             (11,870)          217,137
                                      ---------------    ---------------      -------------       -------------     -------------
  Gross profit                                 32,506             49,837             22,747                   -           105,090
  Selling and administrative                   19,504             31,736              5,096                   -            56,336
                                      ---------------    ---------------      -------------       -------------     -------------
  Operating income                             13,002             18,101             17,651                   -            48,754
  Equity earnings of affiliates                21,891              5,204                  -             (27,095)                -
  Interest expense and other, net             (12,721)               242               (203)                  -           (12,682)
                                      ---------------    ---------------      -------------       -------------     -------------
  Earnings before income taxes                 22,172             23,547             17,448             (27,095)           36,072
  Income taxes                                  1,636             (5,703)            (8,197)                  -           (12,264)
                                      ---------------    ---------------      -------------       -------------     -------------
  Net earnings                        $        23,808    $        17,844      $       9,251       $     (27,095)    $      23,808
                                      ===============    ===============      =============       =============     =============



                  Consolidating Condensed Statement of Earnings


                                                                  Six Months Ended June 29, 1997
                                     ------------------------------------------------------------------------------------------

                                                          Guarantor         Non-Guarantor
                                          Parent         Subsidiaries       Subsidiaries         Eliminations      Consolidated
                                     ---------------   ---------------      -------------       -------------     -------------
  Net sales                          $       207,336   $       281,623      $     163,096       $     (20,656)    $     631,399
  Cost of sales                              143,482           186,597            119,389             (20,656)          428,812
                                     ---------------   ---------------      -------------       -------------     -------------
  Gross profit                                63,854            95,026             43,707                   -           202,587
  Selling and administrative                  34,615            61,660             12,630                   -           108,905
                                     ---------------   ---------------      -------------       -------------     -------------
  Operating income                            29,239            33,366             31,077                   -            93,682
  Equity earnings of affiliates               40,305             8,223                  -             (48,528)                -
  Interest expense and other, net            (24,933)              191               (304)                  -           (25,046)
                                     ---------------   ---------------      -------------       -------------     -------------
  Earnings before income taxes                44,611            41,780             30,773             (48,528)           68,636
  Income taxes                                   689           (11,438)           (12,587)                  -           (23,336)
                                     ---------------   ---------------      -------------       -------------     -------------
  Net earnings                       $        45,300   $        30,342      $      18,186       $     (48,528)    $      45,300
                                     ===============   ===============      =============       =============     =============

                      Consolidating Condensed Balance Sheet


                                                                               June 28, 1998
                                       ------------------------------------------------------------------------------------------

                                                           Guarantor            Non-Guarantor
                                            Parent        Subsidiaries          Subsidiaries      Eliminations      Consolidated
                                       ---------------  ---------------        --------------     ------------     --------------
  Cash and cash equivalents            $        12,853  $         4,599        $     2,621                         $       20,073
  Accounts and notes receivable,
   net                                               -           27,943            135,505                                163,448
  Inventory, net                                80,895           61,616            100,078                                242,589
  Deferred income taxes                          9,023            8,065                 84                                 17,172
  Other current assets                           5,452              803              9,205                                 15,460
                                       ---------------  ---------------        -----------        -------------    --------------
       Total current assets                    108,223          103,026            247,493                    -           458,742
  Intercompany, net                           (790,942)         258,369            532,573                                      -
  Investments in affiliates                  1,000,981           89,543                865        $  (1,091,389)                -
  Property, plant and equipment                 95,786          116,399             87,938                                300,123
  Cost in excess of net assets
    acquired, net                               24,402          137,289             47,979                                209,670
  Other assets                                  50,755            2,722             39,140                                 92,617
                                       ---------------  ---------------        -----------        -------------    --------------
       Total assets                    $       489,205  $       707,348        $   955,988        $  (1,091,389)   $    1,061,152
                                       ===============  ===============        ===========        =============    ==============

  Total current liabilities            $       126,581  $        37,954        $   136,569                         $      301,104
  Long-term debt                               506,358            3,055             91,939                                601,352
  Deferred income taxes                        (30,499)         101,987             15,325                                 86,813
  Other liabilities                             43,706           12,052             27,892        $         404            84,054
  Liabilities of discontinued
   operations                                  148,024                -                  -                                148,024
  Company-obligated mandatorily
   redeemable convertible
   preferred securities of
   subsidiary Coltec Capital
   Trust holding solely
   convertible junior
   subordinated debentures of                        -                -            144,770                    -           144,770
   the Company
  Shareholders' equity                        (304,965)         552,300            539,493           (1,091,793)         (304,965)
                                       ---------------  ---------------        -----------        -------------    --------------
       Total liabilities and

         shareholders' equity          $       489,205  $       707,348        $   955,988        $  (1,091,389)   $    1,061,152
                                       ===============  ===============        ===========        ==============   ==============

                      Consolidating Condensed Balance Sheet


                                                                                  December 31, 1997
                                      --------------------------------------------------------------------------------------------
                                                          Guarantor          Non-Guarantor
                                          Parent         Subsidiaries         Subsidiaries        Eliminations       Consolidated
                                      ---------------   ---------------      --------------       -------------     --------------
  Cash and cash equivalents           $         9,912   $           722      $       4,059                          $       14,693
  Accounts and notes receivable,
   net                                              -            60,881             59,430                                 120,311
  Inventory, net                               99,100            71,958             85,678                                 256,736
  Deferred income taxes                         4,535            10,689                (29)                                 15,195
  Other current assets                          4,540            10,406              5,562                                  20,508
                                      ---------------   ---------------      -------------        -------------     ---------------
       Total current assets                   118,087           154,656            154,700                    -            427,443
  Intercompany, net                          (741,897)           10,933            730,964                                       -
  Investments in affiliates                 1,057,890           355,399              2,688        $  (1,415,977)                 -
  Property, plant and equipment                89,488           118,405             79,726                                 287,619
  Cost in excess of net assets
    acquired, net                              21,820           133,441              2,490                                 157,751
  Other assets                                 40,266             3,490             16,465                                  60,221
                                      ---------------   ---------------      -------------        -------------     --------------
       Total assets                   $       585,654   $       776,324      $     987,033        $  (1,415,977)    $      933,034
                                      ===============   ===============      =============        =============     ==============


  Total current liabilities           $        93,669   $        49,494      $      96,415                          $      239,578
  Long-term debt                              689,302             1,611             66,665                                 757,578
  Deferred income taxes                       (32,780)          101,871             10,138                                  79,229
  Other liabilities                            39,706            12,844             10,544        $      (2,202)            60,892
  Liabilities of discontinued
   operations                                 154,918                 -                  -                                 154,918
  Shareholders' equity                       (359,161)          610,504            803,271           (1,413,775)          (359,161)
                                      ----------------  ---------------      -------------        -------------     ---------------
       Total liabilities and
         shareholders' equity         $       585,654   $       776,324      $     987,033        $  (1,415,977)    $      933,034
                                      ===============   ===============      =============        =============     ==============

                 Consolidating Condensed Statement of Cash Flows


                                                                            Six Months Ended June 28, 1998
                                             ------------------------------------------------------------------------------------

                                                                   Guarantor      Non-Guarantor
                                                  Parent         Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                             ---------------   ---------------    -------------     -------------    ------------
Cash provided by (used in)
    operating activities                     $        37,735   $         3,877    $      (1,438)                -     $    40,174
                                             ---------------   ---------------    -------------     -------------     -----------

Cash flows from investing activities:
  Capital expenditures                               (11,663)          (10,288)          (5,236)                          (27,187)
  Proceeds from divestiture                          100,000                                                              100,000
  Acquisition of business                            (25,000)          (17,000)         (38,518)                          (80,518)
  Cash from (to) Parent                              (71,042)           27,288           43,754                 -               -
                                             ---------------   ---------------    -------------     -------------     -----------
       Cash used in investing activities              (7,705)                -                -                 -          (7,705)
                                             ---------------   ---------------    -------------     -------------     ------------

Cash flows from financing activities:
  Increase (decrease) in revolving
    facility, net                                   (480,000)                            40,000                           440,000)
  Repayment of long-term debt                         (4,591)             (154)         (14,102)                          (18,847)
  Issuance of long-term debt                         292,151                                                              292,151
  Issuance of convertible preferred
    securities                                             -                            144,472                           144,472
  Payments for unclaimed stock                        (3,871)                                                              (3,871)
  Purchase of treasury stock                            (994)                                                                (994)
  Cash from (to) Parent                              170,216               154         (170,370)                -               -
                                             ---------------   ---------------    --------------    -------------     -----------
       Cash used in financing activities             (27,089)                -                -                 -         (27,089)
                                             ---------------   ---------------    -------------     -------------     -----------

  Cash and cash equivalents:
       Increase (decrease) in cash and
         cash equivalents                              2,941             3,877           (1,438)                            5,380
       Cash and cash equivalents -
         beginning of period                           9,912               722            4,059                            14,693
                                             ---------------   ---------------    -------------     -------------     -----------
       Cash and cash equivalents -
         end of period                       $        12,853   $         4,599    $       2,621                 -     $    20,073
                                             ===============   ===============    =============     =============     ===========

                 Consolidating Condensed Statement of Cash Flows

                                                                         Six Months Ended June 28, 1997
                                            -------------------------------------------------------------------------------------

                                                                  Guarantor      Non-Guarantor
                                                 Parent         Subsidiaries      Subsidiaries      Eliminations     Consolidated
                                            ---------------   ---------------    -------------     -------------     ------------
  Cash provided by (used in)
    operating activities                    $        25,273   $          (182)   $      (2,725)                -     $     22,366
                                            ---------------   ----------------   -------------     -------------     ------------

Cash flows from investing activities:
  Capital expenditures                              (11,538)           (7,617)         (10,112)                           (29,267)
  Cash from (to) Parent                             (17,729)            7,617           10,112                 -                -
                                            ---------------   ---------------    -------------     -------------     ------------
       Cash used in investing activities            (29,267)                -                -                 -          (29,267)
                                            ---------------   ---------------    -------------     -------------     -------------

Cash flows from financing activities:
  Increase in revolving facility, net                49,500                                                                49,500
  Repayment of long-term debt                        (3,679)                            (3,498)                            (7,177)
  Purchase of treasury stock                        (41,919)                                                              (41,919)
  Cash from (to) Parent                              (3,498)                             3,498                 -                -
                                            ---------------   ---------------    -------------     -------------     ------------
       Cash provided by financing
         activities                                     404                 -                -                 -              404
                                            ---------------   ---------------    -------------     -------------     ------------

  Cash and cash equivalents:
       Decrease in cash and cash
         equivalents                                 (3,590)             (182)          (2,725)                            (6,497)
       Cash and cash equivalents -
         beginning of period                          5,475               570            8,984                             15,029
                                            ---------------   ---------------    -------------     -------------     ------------
       Cash and cash equivalents -
         end of period                      $         1,885   $           388    $       6,259                 -            8,532
                                            ===============   ===============    =============     =============     ============

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows financial information by industry segment for the three months and six months ended June 28, 1998 and June 29, 1997.


                                                  Three Months Ended                       Six Months Ended
                                              June 28         June 29                   June 28         June 29
                                                1998            1997                     1998            1997
                                             ---------        --------                 --------        --------
                                                                        (in thousands)
Sales:
     Aerospace                               $ 182,568        $128,617                 $348,726        $247,757
     Industrial                                212,237         193,918                  421,321         384,017
     Intersegment elimination                      (51)           (308)                    (852)           (375)
                                             ---------        --------                 --------        --------

         Total                               $ 394,754        $322,227                 $769,195        $631,399
                                             =========        ========                 ========        ========

Operating income:

     Aerospace  (1)                          $   1,384        $ 20,594                 $ 27,486        $ 38,897
     Industrial (2)                             26,484          39,165                   63,765          75,435
                                             ---------        --------                 --------        --------
         Total segments                         27,868          59,759                   91,251         114,332
Corporate unallocated                           (9,100)        (11,005)                 (19,189)        (20,650)
                                             ---------        --------                 --------        --------
Operating income                             $  18,768        $ 48,754                 $ 72,062        $ 93,682
                                             =========        ========                 ========        ========

(1) Operating income in the Aerospace Segment for the three months and six months ended June 28, 1998 included a charge of $25.0 million to recognize program costs associated with the development of Boeing programs and $2.0 million of expenses for Year 2000 compliance for new computer systems. Excluding these charges, Aerospace Segment operating income was $28.4 million and $54.5 million for the three and six months ended June 28, 1998, respectively.

(2) Operating income in the Industrial Segment for the three months and six months ended June 28, 1998 included charges of $12.0 million to record additional warranty and legal reserves and $3.0 million of expenses for Year 2000 compliance for new and existing computer systems. Excluding these charges, Industrial Segment operating income was $41.5 million and $78.8 million for the three and six months ended June 28, 1998, respectively.

Results of Operations

Company Review

Net sales for the second quarter of 1998 increased 22.5% to $394.8 million from $322.2 million for the second quarter of 1997 primarily driven by increases in the Aerospace Segment. Gross profit decreased to $82.9 million for the second quarter 1998 from $105.1 million in second quarter 1997. The decline in gross profit resulted from a charge of $25.0 million to recognize program costs associated with the development of Boeing programs and a charge of $12.0 million to record additional warranty and legal reserves. Excluding these 1998 charges, gross profit increased to $119.9 million in the second quarter of 1998. Selling and administrative expenses totaled $64.1 million, or 16.2% of sales, in second quarter 1998 compared to $56.3 million, or 17.5% of sales, in second quarter 1997. In the second quarter 1998, selling and administrative expenses included expenses of $5.0 million for Year 2000 compliance incurred in the second quarter of 1998. After reviewing costs incurred for new computer systems scheduled to start up in the second quarter of 1998, the Company determined that approximately $5.0 million of such costs related to items that should be expensed. These expenses primarily included certain consulting fees, software maintenance fees and training and travel costs. The Company expects to have future Year 2000 expenses; however, due to the Company's current stage of implementation at its operating units, the amount of Year 2000 expenses recorded in the second quarter of 1998 represents a significant amount of the Company's estimated total Year 2000 expenses.

In the second quarter of 1998, the Company performed a study of total revenue and costs for certain commercial aircraft programs. This study was performed on the Boeing 777 as the program reached its 200th shipset milestone. Based on this study which considered recent market conditions including normal market uncertainties related to shipping schedules beyond five years, recent cancellation of Asian jet aircraft orders and expected future program efficiencies and related costs, the company revised its total estimated revenue and costs for the Boeing 777 program. The primary revision to the program's estimated revenue and costs resulted from a reduction of the number of shipsets from 1,000 shipsets (based on customer-produced market projections and initial and follow-on contracts with customer) to 500 shipsets (based on current firm orders received by customer). In accordance with the Company's accounting policy for commercial jet aircraft, the Company reduced inventory by $25.0 million which resulted in a charge of $25.0 million to current operations in the three months ended June 28, 1998.

Also in the second quarter of 1998, the Company recorded a $12.0 million charge to establish additional warranty and legal reserves for claims and outstanding cases. Based on first time production of commercial engine applications, warranty claims have escalated during the first six months of 1998. Increased reserve requirements primarily arose from the delivery of four large engines to three projects between the years 1990 and 1994 for which long-term warranties were provided. In each instance the projects involved specific performance parameters and unique operating environments in which the Company has and will continue to expend resources to insure optimum engine operation in excess of normal warranty reserve levels. In the second quarter of 1998, the Company negotiated settlements regarding these projects. The Company has recorded a liability for these claims based on reviews by the Company's engineering and service personnel of engine performance and future customer requirements, settlements reached, and at the advice of the Company's legal counsel. None of these claims or cases are expected to be individually material to the Company's financial position or results of operations.

Net sales for the six months ended June 28, 1998 increased 21.8% to $769.2 million from $631.4 million for the six months ended June 29, 1997 as a result of continued sales increases in the Aerospace Segment. Gross profit decreased to $197.2 million for the first six months of 1998 from $202.6 million for the first six months of 1997. This decrease resulted from a charge of $25.0 million to recognize program costs associated with the development of Boeing programs and a charge of $12.0 million to record additional warranty and legal reserves. Excluding these charges, gross profit was $234.2 million for the six months ended June 28, 1998. Although selling and administrative expenses totaled $125.1 million for year to date 1998 ($120.1 million excluding a $5.0 million expense for Year 2000 compliance for new computer systems) compared to $108.9 million for year to date 1997, selling and administrative expenses decreased as a percentage of sales, 16.3% for year to date 1998 (15.6% excluding Year 2000 expense) as compared to 17.2% for year to date 1997.

Operating income decreased to $18.8 million in second quarter 1998 from $48.8 million in the second quarter of 1997. Operating margin was 4.8% for second quarter 1998 resulting from total charges of $42.0 million in the second quarter of 1998. Operating margin excluding the charges was 15.4% compared to 15.1% for the second quarter 1997.

Operating income decreased to $72.1 million for the first six months of 1998 from $93.7 million for the first six months of 1997 as a result of $42.0 million of charges in second quarter of 1998. Operating margin for year to date 1998 was 9.4% (14.8% excluding $42.0 million of charges) compared to 14.8% for year to date 1997.

In May 1998, the Company sold the capital stock of its Holley Performance Products subsidiary to Kohlberg & Co., L.L.C., a private merchant banking firm located in Mount Kisco, New York, for $100 million in cash. The sale resulted in a pre-tax gain of $56.2 million, net of liabilities retained.

Interest expense increased slightly to $13.2 million in second quarter 1998 from $12.7 million for second quarter 1997 and increased to $28.3 million for year to date 1998 as compared to $25.0 million for year to date 1997.

In April 1998, the Company privately placed $300.0 million principal amount of 7 1/2% Senior Notes due 2008 and $150.0 million liquidation value of 5 1/4% Trust Convertible Preferred Securities. Distributions on the Convertible Preferred Securities were $1.1 million after-tax in the second quarter 1998, which is classified as minority interest in net loss of subsidiaries in the Company's consolidated statements of earnings.

As a result of the foregoing, earnings before extraordinary items for the three months and six months ended June 28, 1998 were $39.7 million and $64.9 million, respectively, as compared to $23.8 million and $45.3 million for the three months and six months ended June 29, 1997, respectively. The Company incurred an extraordinary charge of $4.3 million, net of taxes, or $.06 per share in second quarter of 1998. Net earnings were $35.3 million in second quarter 1998, or $0.51 per share (diluted), compared to net earnings of $23.8 million, or $0.36 per share (diluted), in second quarter 1997. 1998 year to date net earnings were $60.6 million, or $0.89 per share (diluted), as compared to $45.3 million, or $0.67 per share (diluted) for 1997.

Segment Review - Aerospace

Sales in second quarter 1998 for the Aerospace Segment totaled $182.6 million increasing 42.0% from $128.6 million in the second quarter 1997. For the six months ended June 28, 1998 Aerospace sales increased 40.7% to $348.7 million from $247.8 million for the comparable 1997 period. At Menasco, sales increased by $28.7 million for the second quarter 1998 and $52.1 million for the six months ended June 28, 1998 due to rising commercial aircraft production as well as improved military sales. Menasco deliveries of main landing gear systems for the Boeing 737 increased from 49 and 82 shipsets in the three months and six months ended June 29, 1997, respectively, to 74 and 143 shipsets in the three months and six months ended June 28, 1998 respectively, while military sales benefited primarily from higher shipset deliveries for the F-15 and F-16 programs. Sales increases in 1998 were also driven by higher sales volumes of engine components. The acquisition of AMI, on June 30, 1997, was a significant contributor to the increase in sales, both for the 1998 second quarter and 1998 year to date.

Operating income for the Aerospace Segment decreased to $1.4 million in second quarter 1998 from $20.6 million in second quarter of 1997 as a result of 1998 second quarter charges totaling $27.0 million ($25.0 million to recognize program costs associated with development of Boeing programs and $2.0 million for Year 2000 compliance for new computer systems). Operating income excluding charges was $28.4 million for the second quarter 1998. Operating income for year to date 1998 was $27.5 million ($54.5 million excluding charges) as compared to $38.9 million for year to date 1997. The increases, excluding charges, were also driven by generally higher sales volumes for the Segment's other businesses. Operating margins decreased slightly in the second quarter 1998 primarily due to a slight change in product mix from higher margin after market products to slightly lower margin original equipment manufactures.

Segment Review - Industrial

Industrial sales increased to $212.2 million and $421.3 million in the three months and six months ended June 28, 1998, respectively, from $193.9 and $384.0 million in the three months and six months ended June 29, 1997, respectively. The Garlock Bearings, FM Engine and Quincy Compressor divisions experienced solid sales volume increases. Sales for Garlock Sealing Technologies increased primarily due to selling price increases and new product sales. Sales were favorably impacted by the Company's first quarter acquisitions by approximately $21.0 million and $32.0 million in the three months and six months ended June 28, 1998, respectively, which more than offset the effect of the second quarter divestiture of Holley Performance Products.

Operating income for the Industrial Segment was $26.5 million and $63.8 million in the three months and six months ended June 28, 1998, respectively, compared to $39.2 million and $75.4 million in the three and six months ended June 29, 1997, respectively. Operating income for the three months and six months ended June 28, 1998 included charges of $12.0 million to record additional warranty and legal reserves and $3.0 million expense for Year 2000 compliance for new computer systems. Excluding these charges, Industrial Segment operating income increased slightly to $41.5 million and $78.8 million for the three and six months ended June 28, 1998, respectively, as a result of increased sales. Operating margin decreased slightly from prior periods due to lower operating margins on the first quarter 1998 acquisitions although such acquisitions were accretive.

Liquidity and Capital Resources

The Company generated $40.2 million of operating cash flows for the six months ended June 28, 1998 compared with $22.4 million for the six months ended June 29, 1997. The higher operating cash flows in 1998 were primarily due to the Company's initiatives to reduce working capital requirements.

The ratio of current assets to current liabilities at June 28, 1998 was 1.52, decreasing from 1.78 at December 31, 1997. Cash and cash equivalents increased to $20.1 million at June 28, 1998 from $14.7 million at December 31, 1997.

In the first six months of 1998, the Company invested $27.2 million in capital expenditures compared to $29.3 million during the same prior year period. Debt decreased by $153.8 million at June 28, 1998 compared to December 31, 1997. In April 1998, the Company sold $150.0 million of 5 1/4% Convertible Preferred Securities. The proceeds from the Convertible Preferred Securities, which are effectively guaranteed by the Company, were used to reduce the Company's indebtedness under its credit agreement.

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.

  The Company and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. In addition, the Company has been notified that it is among Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. See note 6 to consolidated financial statements.

  Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of the shareholders of the Company was held on May 7, 1998.

         (b) At the annual meeting of shareholders held on May 7, 1998, shareholders voted for:

              1.  The election of Board Directors consisting of eight members.

              2. Increase in the number of shares of common stock authorized to be issued under the 1992 Stock Option and Incentive Plan.

              3. Proposal to approve Amendment No. 3 to the 1994 Stock Option Plan for Outside Directors.

              4. Ratification of appointment of Arthur Andersen LLP as the independent public accountants of the Company.

  There were 65,943,010 shares of common stock, par value $.01 per share, outstanding and entitled to one vote per share as of the record date for said meeting. The voting results were as follows:


         1.   Election of Directors

                                                                      Number of Votes
                                                             --------------------------------
             Name of Candidates                                 For                 Withheld
             ------------------                                 ---                 --------
             Joseph R. Coppola                               61,861,064              237,050
             William H. Grigg                                61,869,881              228,233
             John W. Guffey, Jr.                             61,866,741              231,373
             David D. Harrison                               61,875,842              222,272
             David I. Margolis                               61,870,408              227,706
             Joel Moses                                      61,870,557              227,557
             Richard A. Stuckey                              61,863,695              234,419
             Nishan Teshoian                                 61,876,643              221,471

         2. Increase in the number of shares of common stock authorized to be issued under the 1992 Stock Option and Incentive Plan.

                 For                   Against                    Abstain
             47,147,980               9,524,748                   295,106

         3. Proposal to approve Amendment No. 3 to the 1994 Stock Option Plan for Outside Directors.

                 For                   Against                    Abstain
             50,520,540               6,287,724                   307,589

         4. Ratification of appointment of Arthur Andersen LLP as the independent public accountants of the Company.

                 For                   Against                    Abstain
             61,994,660                46,425                      57,029

Item 6. Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  4.1 Indenture dated April 16, 1998, between Coltec and Bankers Trust Company as trustee, relating to the 7 1/2% Senior Secured Notes. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.2 Form of 7 1/2% Series B Senior Secured Notes (included in Exhibit 4.1 above). (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.3 Registration Rights Agreement, dated as of April 16, 1998, between Coltec and the Initial Purchasers named therein. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.4 Fifth Amendment to the Credit Agreement, dated as of March 16, 1998 among Coltec, Coltec Aerospace Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings Association, as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Administrative Agent, and Bank of Montreal, as Canadian Paying Agent. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.5 Consent and Agreement, dated as of March 31, 1998, with respect to the Credit Agreement among Coltec, Coltec Aerospace Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings Association, as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Administrative Agent, and Bank of Montreal, as Canadian Paying Agent. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.6 Modification to Fifth Amendment to Credit Agreement, dated as of April 20, 1998, among Coltec, Coltec Aerospace Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings Association, as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Administrative Agent, and Bank of Montreal, as Canadian Paying Agent. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.7 Amended and Restated Company Pledge Agreement, dated as of March 24, 1998, made Coltec in favor of Bankers Trust Company as collateral agent. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.8 Amended and Restated Company Security Agreement, dated as of March 24, 1998, made by Coltec in favor of Bankers Trust Company as collateral agent. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.9 Amended and Restated Subsidiary Pledge Agreement, dated March 24, 1998, made by the Subsidiary named therein in favor of Bankers Trust Company as collateral agent. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.10 Amended and Restated Subsidiary Security Agreement, dated March 24, 1998, made by the Subsidiary named therein in favor of Bankers Trust Company as collateral agent. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.11 Second Amendment to Receivables Transfer and Administration Agreement, dated January 26, 1998, between Coltec and Coltec North Carolina Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.12 Certificate of trust of the Coltec Capital Trust. (Incorporated by reference to the Company's Registration Statement on Form S-3, filed May 18, 1998.)

                  4.13 Amended and Restated Declaration of Trust of Coltec Capital Trust dated as of April 14, 1998, among Coltec Industries Inc, as sponsor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee, and the individuals named as Administrative Trusts therein (Incorporated by reference to the Company's Registration Statement on Form S-3, filed May 18, 1998.)

                  4.14 Indenture dated April 14, 1998, between Coltec Industries Inc and The Bank of New York, as trustee, relating to the 5 1/4%(Incorporated by reference to the Company's Registration Statement on Form S-3, filed May 18, 1998.)

                  4.15 Form of 5 1/4% Convertible Preferred Security. (Incorporated by reference to the Company's Registration Statement on Form S-3, filed May 18, 1998.)

                  4.16 Form of 5 1/4% Convertible Junior Subordinated Deferrable Interest Debenture Due 2028. (Incorporated by reference to the Company's Registration statement on Form S-3, filed May 18, 1998.)

                  4.17 Guarantee Agreement, dated April 14, 1998, among Coltec Industries Inc and The Bank of New York, as trustee. ( Incorporated by reference to the Company's Registration Statement on Form S-3, filed May 18, 1998.)

                  4.18 Registration Rights Agreement, dated as of April 14, 1998, among Coltec Industries Inc, Coltec Capital Trust and the Initial Purchasers named therein. (Incorporated by reference to the Company's Registration Statement on Form S-3, filed May 18, 1998.)

                  4.19 Fifth Amendment to the Credit Agreement, dated as of March 16, 1998, among Coltec, Coltec Aerospace Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings Association, as Documentation Agent, the Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Administrative Agent, and Bank of Montreal, as Canadian Paying Agent. (Incorporated by reference to Coltec's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.20 Consent and Agreement, dated as of March 31, 1998, with respect to the Credit Agreement among Coltec, Coltec Aerospace Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings Association, as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Administrative Agent, and Bank of Montreal, as Canadian Paying Agent. (Incorporated by reference to Coltec's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.21 Modification to Fifth Amendment to Credit Agreement, dated as of April 20, 1998, among Coltec, Coltec Aerospace Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings Association, as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Administrative Agent, and Bank of Montreal, as Canadian Paying Agent. (Incorporated by reference to Coltec's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.22 Amended and Restated Company Pledge Agreement, dated as of March 24, 1998, made by Coltec in favor of Bankers Trust Company as collateral agent. (Incorporated by reference to Coltec's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.23 Amended and Restated Company Security Agreement, dated as of March 24, 1998, made by Coltec in favor of Bankers Trust Company as collateral agent. (Incorporated by reference to Coltec's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.24 Amended and Restated Subsidiary Pledge Agreement, dated March 24, 1998, made by the Subsidiary named therein in favor of Bankers Trust Company as collateral agent. (Incorporated by reference to Coltec's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.25 Amended and Restated Subsidiary Security Agreement, dated March 24, 1998, made by the Subsidiary named therein in favor of Bankers Trust Company as collateral agent. (Incorporated by reference to Coltec's Registration Statement on Form S-4, filed May 18, 1998.)

                  4.26 Second Amendment to Receivables Transfer and Administration Agreement, dated January 26, 1998, between Coltec and Coltec North Carolina Inc. (Incorporated by reference to Coltec's Registration Statement on Form S-4, filed May 18, 1998.)

                  10.28 Employment Agreement dated July 15, 1998 between the Company and John W. Guffey, Jr.

                  10.29 Employment Agreement dated July 15, 1998 between the Company and Nishan Teshoian.

                  10.30 Employment Agreement dated July 15, 1998 between the Company and David D. Harrison.

                  10.31 Employment Agreement dated July 15, 1998 between the Company and Robert J. Tubbs.

                  10.32 Employment Agreement dated July 15, 1998 between the Company and Laurence H. Polsky.

                  10.33 Employment Agreement dated July 15, 1998 between the Company and Michael J. Burdulis.

                    27.    Financial Data Schedules. (for SEC use only).

             (b)   Reports on Form 8-K

                     The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                     Current Report on Form 8-K dated March 30, 1998 (filed April 3, 1998) (Items 5 and 7).

                     Current Report on Form 8-K dated April 9, 1998 (filed April 9, 1998) (Items 5 and 7).

                     Current Report on Form 8-K dated April 14, 1998 (filed April 16, 1998) (Items 5 and 7).

                     Current Report on Form 8-K dated May 15, 1998 (filed May 15, 1998) (Items 5 and 7).

                                S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              COLTEC INDUSTRIES INC
                                                  (Registrant)

                                              by /s/ David D. Harrison
                                              -----------------------------
                                                    David D. Harrison
                                                 Executive Vice President
                                                and Chief Financial Officer

Date: August 17, 1998