Form 10-Q
period 1998-09-27
COLTEC INDUSTRIES INC
filed 1998-11-12
CIK 201493

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended September 27, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                For the transition period from ______________ to _______________

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

     On November 5, 1998, there were outstanding 63,052,035 shares of common stock, par value $.01 per share.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)


                                                                      Three Months Ended                     Nine Months Ended
                                                                   Sept. 27          Sept. 28            Sept. 27          Sept. 28
                                                                     1998              1997                1998               1997
                                                                   --------          --------            --------          --------
Net sales                                                         $ 360,398         $ 324,453         $ 1,129,593         $ 955,852

Cost of sales                                                       249,329           221,472             821,333           650,284
                                                                  ---------         ---------         -----------         ---------

Gross profit                                                        111,069           102,981             308,260           305,568

Selling and administrative                                           54,968            53,787             180,097           162,692
                                                                  ---------         ---------         -----------         ---------

Operating income                                                     56,101            49,194             128,163           142,876

Gain on divestiture                                                      --                --              56,194                --

Interest expense and other, net                                     (12,620)          (13,859)            (40,930)          (38,905)
                                                                  ---------         ---------         -----------         ---------

Earnings before income taxes, minority
         interest and extraordinary item                             43,481            35,335             143,427           103,971

Income taxes                                                        (14,783)          (12,014)            (48,765)          (35,350)
Minority interest in net loss of
  subsidiaries                                                       (1,300)               --              (2,385)               --
                                                                  ---------         ---------         -----------         ---------
Earnings before extraordinary item                                   27,398            23,321              92,277            68,621

Extraordinary item (net of tax)                                          --                --              (4,326)               --
                                                                  ---------         ---------         -----------         ---------

Net earnings                                                      $  27,398         $  23,321         $    87,951         $  68,621
                                                                  =========         =========         ===========         =========

Basic earnings per common share
         Before extraordinary item                                $     .42         $     .36         $      1.40         $    1.04
         Extraordinary item                                              --                --                (.07)               --
                                                                  ---------         ---------         -----------         ---------
           Net earnings                                           $     .42         $     .36         $      1.33         $    1.04
                                                                  =========         =========         ===========         =========

Basic weighted-average common
  shares                                                             65,050            65,428              65,639            65,977
                                                                  =========         =========         ===========         =========

Diluted earnings per common share
         Before extraordinary item                                $     .41         $     .35         $      1.36         $    1.03
         Extraordinary item                                              --                --                (.06)               --
                                                                  ---------         ---------         -----------         ---------
           Net earnings                                           $     .41         $     .35         $      1.30         $    1.03
                                                                  =========         =========         ===========         =========

Diluted weighted-average common
  and common equivalent shares                                       70,419            66,596              69,620            67,007
                                                                  =========         =========         ===========         =========



See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        Sept. 27       Dec. 31
                                                                          1998          1997
                                                                      ----------      --------
ASSETS
Current assets:
     Cash and cash equivalents                                        $   18,032      $ 14,693
     Accounts and notes receivable, net of
       allowance of $3,078 in 1998 and $2,394 in 1997                    180,956       120,311
     Inventories
        Finished goods                                                    40,927        53,748
        Work in process and finished parts                               159,615       158,937
        Raw materials and supplies                                        37,096        44,051
                                                                      ----------      --------
                                                                         237,638       256,736
     Deferred income taxes                                                17,218        15,195
     Other current assets                                                 14,475        20,508
                                                                      ----------      --------
        Total current assets                                             468,319       427,443

Property, plant and equipment, net                                       298,799       287,619

Costs in excess of net assets acquired, net                              216,826       157,751

Other assets                                                             101,863        60,221
                                                                      ----------      --------

                                                                      $1,085,807      $933,034
                                                                      ==========      ========



See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                              Sept. 27                Dec. 31
                                                                                1998                    1997
                                                                             ----------               --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                       $    3,220               $  1,811
     Accounts payable                                                            93,463                 93,799
     Accrued expenses                                                           226,077                138,969
     Current portion of liabilities of
         discontinued operations                                                  4,999                  4,999
                                                                             ----------               --------
              Total current liabilities                                         327,759                239,578
Long-term debt                                                                  607,583                757,578
Deferred income taxes                                                            88,828                 79,229
Other liabilities                                                                81,973                 60,892
Liabilities of discontinued operations                                          146,671                154,918
Commitments and contingencies                                                        --                     --

Company-obligated, mandatorily redeemable
     convertible preferred securities of subsidiary
     Coltec Capital Trust holding solely convertible
     junior subordinated debentures of the Company                              144,966                     --

Shareholders' equity:
Preferred stock, $.01 par value,
     2,500,000 shares authorized,
     shares outstanding - none                                                       --                     --
Common stock, $.01 par value,
     100,000,000 shares authorized, 70,595,495 and
     70,501,948 shares issued at September 27, 1998
     and December 31, 1997, respectively (excluding
     25,000,000 shares held by a wholly-owned
     subsidiary)                                                                    705                    705
Capital surplus                                                                 643,729                642,828
Retained deficit                                                               (824,535)              (912,029)
Unearned compensation                                                            (3,370)                (2,721)
Minimum pension liability                                                        (1,646)                (1,646)
Foreign currency translation adjustments                                        (16,755)                (6,745)
                                                                             ----------               --------
                                                                               (201,872)              (279,608)
Less cost of 6,461,985 and 4,666,406 shares
     of common stock in treasury at
     September 27, 1998 and December 31, 1997,
     respectively                                                              (110,101)               (79,553)
                                                                             ----------               --------

                                                                               (311,973)              (359,161)
                                                                             ----------               --------

                                                                             $1,085,807               $933,034
                                                                             ==========               ========


See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Nine Months Ended
                                                                      -----------------------
                                                                       Sept. 27      Sept. 28
                                                                         1998          1997
                                                                      ---------      --------
Cash flows from operating activities:
     Net earnings                                                     $  87,951      $ 68,621
     Adjustments to reconcile net earnings to cash
       provided by operating activities:
     Gain on divestiture                                                (56,194)           --
     Extraordinary item                                                   6,554            --
     Depreciation and amortization                                       36,948        28,327
     Deferred income taxes                                                8,781        10,209
     Payments of liabilities of discontinued
         operations                                                      (8,247)      (19,196)
     Foreign currency translation adjustment                            (10,010)       (4,062)
     Other operating items                                              (12,453)      (30,825)
     Changes in assets and liabilities (net of effects
       from acquisitions and divestiture):
       Accounts and notes receivable                                    (60,525)      (10,604)
       Inventories                                                       16,141       (28,314)
       Other current assets                                               3,268          (504)
       Accounts payable                                                  (1,114)       11,934
       Accrued expenses                                                  77,404         4,748
                                                                      ---------      --------

               Cash provided by operating activities                     88,504        30,334
                                                                      ---------      --------

Cash flows from investing activities:
     Capital expenditures                                               (36,700)      (46,004)
     Proceeds from divestiture                                          100,000            --
     Acquisition of businesses, net                                     (93,842)      (23,778)
                                                                      ---------      --------

               Cash used in investing activities                        (30,542)      (69,782)
                                                                      ---------      --------

Cash flows from financing activities:
     Increase (decrease) in revolving facility, net                    (432,000)       25,000
     Repayment of long-term debt                                        (22,067)       (8,117)
     Issuance of long-term debt, net                                    292,151            --
     Issuance of convertible preferred securities, net                  144,472            --
     Sale of accounts receivable                                             --        62,000
     Purchase of treasury stock                                         (33,308)      (42,695)
     Payments for unclaimed stock                                        (3,871)           --
                                                                      ---------      --------

               Cash provided by (used in)
                 investing activities                                   (54,623)       36,188
                                                                      ---------      --------

Increase (decrease) in cash and cash equivalents                          3,339        (3,260)
Cash and cash equivalents - beginning of period                          14,693        15,029
                                                                      ---------      --------

Cash and cash equivalents - end of period                             $  18,032      $ 11,769
                                                                      =========      ========

Supplemental cash flow data:
     Cash paid for interest                                           $  32,412      $ 35,025
     Cash paid for income taxes                                          21,589        13,827


                See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                                      Three Months Ended                     Nine Months Ended
                                                                   Sept. 27          Sept. 28            Sept. 27          Sept. 28
                                                                     1998              1997                1998               1997
                                                                  ---------         ---------         -----------         ---------
Net earnings                                                      $  27,398         $  23,321         $    87,951         $  68,621
                                                                  ---------         ---------         -----------         ---------
Other comprehensive income (loss), net of
  tax:
     Foreign currency translation adjustment                         (1,603)              978             (10,010)           (4,062)
     Unearned compensation                                           (1,220)             (712)               (649)           (1,041)
     Amortization of preferred stock issuance
       costs                                                           (196)               --                (494)               --
                                                                  ---------         ---------         -----------         ---------
           Other comprehensive income (loss),
             net of tax                                              (3,019)              266             (11,153)           (5,103)
                                                                  ---------         ---------         -----------         ---------
Comprehensive income                                              $  24,379         $  23,587         $    76,798         $  63,518
                                                                  =========         =========         ===========         =========


See notes to consolidated financial statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)

1.       SUMMARY OF ACCOUNTING POLICIES

         Financial Information: The unaudited consolidated financial statements included herein reflect in the opinion of the management of Coltec Industries Inc (the "Company") all normal recurring adjustments necessary to present fairly the consolidated financial position and results of operations for the periods indicated. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet as of December 31, 1997 has been extracted from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report to shareholders for the year ended December 31, 1997.

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

         In August 1998, the Company acquired from Federal-Mogul Corporation the 20% of Garlock Bearings that it did not previously own for approximately $12,000. Garlock Bearings, a producer of self-lubricating bearings, has annual sales of approximately $50,000.

3.       FINANCINGS

         In April 1998, the Company privately placed, with institutional investors, $300,000 principal amount of 7 1/2% Senior Notes due 2008 ("Senior Notes") and $150,000 (3,000,000 shares at liquidation value of $50 per Convertible Preferred

         Security) of 5 1/4% Trust Convertible Preferred Securities ("Convertible Preferred Securities"). The placement of the Convertible Preferred Securities was made through the Company's wholly-owned subsidiary, Coltec Capital Trust ("Trust"), a newly-formed Delaware business trust. The Convertible Preferred Securities represent undivided beneficial ownership interests in the Trust. Substantially all the assets of the Trust are the 5 1/4% Convertible Junior Subordinated Deferrable Interest Debentures Due April 15, 2028 which were acquired with the proceeds from the private placement of the Convertible Preferred Securities. The Company's obligations under the Convertible Junior Subordinated Debentures, the Indenture pursuant to which they were issued, the Amended and Restated Declaration of Trust of the Trust, and the Guarantee of the Company, taken together, constitute a full and unconditional guarantee by the Company of amounts due on the Convertible Preferred Securities. The Convertible Preferred Securities are convertible at the option of the holders at any time into the common stock of the Company at an effective conversion price of $29 5/16 per share and are redeemable at the Company's option after April 20, 2001 at 102.63% of the liquidation amount declining ratably to 100% after April 20, 2004.

         The net proceeds of the Senior Notes and the Convertible Preferred Securities of approximately $436,623 were used by the Company to reduce indebtedness under its credit facility. Dividends on the Convertible Preferred Securities were $1.3 million and $2.4 million after tax, in the three months and nine months ended September 27, 1998, respectively.

4.       EXTRAORDINARY ITEM

         The Company incurred an extraordinary charge of $4,326, net of income taxes of $2,228, in the second quarter of 1998 in connection with early debt repayment.

5.       EARNINGS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, effective December 15, 1997. The Company's reported earnings per common share for the three months and nine months ended September 27, 1997 equaled diluted earnings per share as set forth in SFAS No. 128. As a result, the Company's reported earnings per share for the three months and nine months ended September 27, 1997 were not restated.

         Basic earnings per common share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

         Diluted earnings per common share is computed by using the treasury stock method to determine shares related to stock options and restricted stock.



         (in thousands)                                   Three Months Ended                     Nine Months Ended
                                                      Sept. 27          Sept. 28            Sept. 27          Sept. 28
                                                        1998              1997                1998               1997
                                                      --------          --------            --------          --------
         Income available to common
           shareholders before
           extraordinary item                        $  27,398         $  23,321         $    92,277         $  68,621
         Dividends on convertible
           preferred securities, net
           of tax                                        1,300                --               2,385                --
                                                     ---------         ---------         -----------         ---------
         Income available to common
           shareholders before
           extraordinary item plus
           assumed conversions                          28,698            23,321              94,662            68,621
         Extraordinary item, net of
           tax                                              --                --              (4,326)               --
                                                     ---------         ---------         -----------         ---------
         Net income available to
           common shareholders plus
           assumed conversions                       $  28,698         $  23,321         $    90,336         $  68,621
                                                     =========         =========         ===========         =========
         Basic weighted-average
           common shares                                65,050            65,428              65,639            65,977
         Stock options and
           restricted stock issued                         252             1,168                 854             1,030
         Convertible preferred
           securities                                    5,117                --               3,127                --
                                                     ---------         ---------         -----------         ---------
         Diluted weighted-average
           common and common
           equivalent shares                            70,419            66,596              69,620            67,007
                                                     =========         =========         ===========         =========

6.       COMMITMENTS AND CONTINGENCIES

         Asbestos

         The Company and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings.

         With respect to asbestos product liability and related litigation costs, as of September 27, 1998 two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 102,000 actions (including approximately 17,400 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first nine months of 1998, two subsidiaries of the Company received approximately 28,700 new actions compared to approximately 31,400 new actions received during the first nine months of 1997. Through September 27, 1998, approximately 237,300 of the approximately 339,300 total actions brought have been settled or otherwise disposed.

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

         Following a decision of the Pennsylvania Supreme Court, in a case in which neither the Company nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), the Company settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. The Company has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. The Company is currently receiving payments pursuant to this agreement. The Company believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers.

         Payments were made with respect to asbestos liability and related costs aggregating $34,423 and $47,572 for the first nine months of 1998 and 1997, respectively, substantially all of which were covered by insurance. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, the Company recorded charges to operations amounting to $6,000 for the first nine months of 1998 and 1997. The average cost to the Company for unreimbursed expenses and liability per case disposed was approximately $.3 for the nine months ended September 27, 1998 and the nine months ended September 28, 1997.

         In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of September 27, 1998, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $126,500 and the Company expects that this cost will be substantially covered by insurance.

         With respect to the 84,600 outstanding actions as of September 27, 1998, which are in preliminary procedural stages, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to the Company. The lawsuits are disposed of over a period of one year to more than five years, with the majority being disposed of by the third year after filing. When asbestos actions are received, they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, the Company generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to the Company, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or proceed to trial is typically not made prior to the receipt of such information.

         The Company believes that it will continue to receive some number of asbestos lawsuits into the foreseeable future. It is also difficult, however, to predict the number of asbestos lawsuits that the Company's subsidiaries will receive or the timeframe in which they will be received. The Company has noted that, with respect to recently settled actions and actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with the Company's asbestos-related actions. The Company is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, the jurisdiction in which a lawsuit is filed, the pendency of tort reform, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of the Company continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1,500. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users, who utilize the product for critical applications where no known substitutes exist or have been approved.

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

         The Company has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, the Company has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheets are as follows:

                                                    Sept. 27            Dec. 31
                                                      1998               1997
                                                    --------           --------
         Accounts and notes receivable              $ 98,253           $ 56,039
         Other assets                                 44,097             16,249
         Accrued expenses                             96,416             50,688
         Other liabilities                            32,834              2,682

         Environmental

         With respect to environmental proceedings, the Company has been notified that it is among the Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. Such laws impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Investigations have been completed for approximately 17 sites and continuing investigations are being done at approximately 11 sites. Accruals are provided for all sites based on the factors discussed above. As remediation plans are written and implemented, estimated costs become more fact-based and less judgment-based. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical and legal information. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $25,000 and $53,000. In connection with these expenditures, the Company has accrued $37,000 at September 27, 1998 representing management's best estimate of probable non-capital environmental expenditures.

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

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing of or method of adoption. However the statement could increase volatility in net income and other comprehensive income.


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

         The following supplemental consolidating condensed financial statements present balance sheets as of September 27, 1998 and December 31, 1997 and statements of earnings and of cash flows for the three months and nine months ended September 27, 1998 and September 28, 1997. In the consolidating financial statements, Coltec Industries Inc (the "Parent") accounts for its investments in wholly-owned subsidiaries using the equity method and the Subsidiary Guarantors account for their investments in Non-Subsidiary Guarantors using the equity method. Interest expense related to the indebtedness under the Company's credit agreement and its three series of senior notes is allocated to United States subsidiaries based on net sales.

                 Consolidating Condensed Statement of Earnings

                                                                            Three Months Ended September 27, 1998
                                                                            -------------------------------------
                                                                    Guarantor       Non-Guarantor
                                                    Parent        Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                    ------        ------------      -------------      ------------    ------------
Net sales                                         $ 119,608         $ 146,084         $ 108,035         $ (13,329)      $ 360,398
Cost of sales                                        84,234            98,031            80,393           (13,329)        249,329
                                                  ---------         ---------         ---------         ---------       ---------
Gross Profit                                         35,374            48,053            27,642                           111,069
Selling and administrative                           14,937            30,701             9,330                --          54,968
                                                  ---------         ---------         ---------         ---------       ---------
Operating income                                     20,437            17,352            18,312                            56,101
Equity earnings of affiliates                        21,550            12,692                --           (34,242)             --
Interest expense and other, net                     (12,743)           (5,932)            6,287              (232)        (12,620)
                                                  ---------         ---------         ---------         ---------       ---------
Earnings before income taxes
  and minority interest                              29,244            24,112            24,599           (34,474)         43,481
Income taxes                                         (1,846)           (7,263)           (5,674)                          (14,783)
Minority interest in net loss
  of subsidiaries                                        --                --            (1,300)               --          (1,300)
                                                  ---------         ---------         ---------         ---------       ---------
Net earnings                                      $  27,398         $  16,849         $  17,625         $ (34,474)      $  27,398
                                                  =========         =========         =========         =========       =========


                 Consolidating Condensed Statement of Earnings


                                                                            Nine Months Ended September 27, 1998
                                                                            ------------------------------------
                                                                    Guarantor       Non-Guarantor
                                                    Parent        Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                    ------        ------------      -------------      ------------    ------------
Net sales                                         $ 363,616         $ 477,945         $ 325,290         $ (37,258)     $1,129,593
Cost of sales                                       293,664           323,845           241,082           (37,258)        821,333
                                                  ---------         ---------         ---------         ---------       ---------
Gross Profit                                         69,952           154,100            84,208                           308,260
Selling and administrative                           44,730            90,267            45,100                --         180,097
                                                  ---------         ---------         ---------         ---------       ---------
Operating income                                     25,222            63,833            39,108                           128,163
Equity earnings of affiliates                        61,533            30,115                --           (91,648)             --
Gain on divestiture                                  56,194                --                --                            56,194
Interest expense and other, net                     (39,999)          (24,089)           24,444            (1,286)        (40,930)
                                                  ---------         ---------         ---------         ---------       ---------
Earnings before income taxes,
  minority interest and
  extraordinary item                                102,950            69,859            63,552           (92,934)        143,427
Income taxes                                        (10,673)          (20,813)          (17,279)                          (48,765)
Minority interest in net loss
  of subsidiaries                                        --                --            (2,385)               --          (2,385)
                                                  ---------         ---------         ---------         ---------       ---------
Earnings before extraordinary
  item                                               92,277            49,046            43,888           (92,934)         92,277
Extraordinary item (net of tax)                      (4,326)               --                --                --          (4,326)
                                                  ---------         ---------         ---------         ---------       ---------
Net earnings                                      $  87,951         $  49,046         $  43,888         $ (92,934)      $  87,951
                                                  =========         =========         =========         =========       =========

                 Consolidating Condensed Statement of Earnings

                                                                            Three Months Ended September 28 1998
                                                                            -------------------------------------
                                                                    Guarantor       Non-Guarantor
                                                    Parent        Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                    ------        ------------      -------------      ------------    ------------
Net sales                                         $ 104,673         $ 147,278         $  83,470         $ (10,968)      $ 324,453
Cost of sales                                        71,373            99,337            61,730           (10,968)        221,472
                                                  ---------         ---------         ---------         ---------       ---------
Gross Profit                                         33,300            47,941            21,740                           102,981
Selling and administrative                           15,898            33,769             4,120                --          53,787
                                                  ---------         ---------         ---------         ---------       ---------
Operating income                                     17,402            14,172            17,620                            49,194
Equity earnings of affiliates                        16,134             5,729                --           (21,863)             --
Interest expense and other, net                     (13,623)             (159)              (77)               --         (13,859)
                                                  ---------         ---------         ---------         ---------       ---------
Earnings before income taxes                         19,913            19,742            17,543           (21,863)         35,335
Income taxes                                          3,408            (8,636)           (6,786)               --         (12,014)
                                                  ---------         ---------         ---------         ---------       ---------
Net earnings                                      $  23,321         $  11,106         $  10,757         $ (21,863)      $  23,321
                                                  =========         =========         =========         =========       =========


                 Consolidating Condensed Statement of Earnings


                                                                            Nine Months Ended September 28, 1998
                                                                            ------------------------------------
                                                                    Guarantor       Non-Guarantor
                                                    Parent        Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                    ------        ------------      -------------      ------------    ------------

Net sales                                         $ 312,009         $ 428,901         $ 246,566         $ (31,624)      $ 955,852
Cost of sales                                       214,855           285,934           181,119           (31,624)        650,284
                                                  ---------         ---------         ---------         ---------       ---------
Gross Profit                                         97,154           142,967            65,447                           305,568
Selling and administrative                           50,513            95,429            16,750                --         162,692
                                                  ---------         ---------         ---------         ---------       ---------
Operating income                                     46,641            47,538            48,697                           142,876
Equity earnings of affiliates                        56,439            13,952                --           (70,391)             --
Interest expense and other, net                     (38,556)               32              (381)               --         (38,905)
                                                  ---------         ---------         ---------         ---------       ---------
Earnings before income taxes                         64,524            61,522            48,316           (70,391)        103,971
Income taxes                                          4,097           (20,074)          (19,373)               --         (35,350)
                                                  ---------         ---------         ---------         ---------       ---------
Net earnings                                      $  68,621         $  41,448         $  28,943         $ (70,391)      $  68,621
                                                  =========         =========         =========         =========       =========

                     Consolidating Condensed Balance Sheet

                                                                                  September 27, 1998
                                                     ------------------------------------------------------------------------------
                                                                    Guarantor       Non-Guarantor
                                                    Parent        Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                    ------        ------------      -------------      ------------    ------------
Cash and cash equivalents                         $  10,470         $   5,575         $   1,987                          $   18,032
Accounts and notes receivable,
  net                                                    --            21,210           159,746                             180,956
Inventory, net                                       80,669            60,583            96,386                             237,638
Deferred income taxes                                 9,023             8,065               130                              17,218
Other current assets                                  4,182             5,456             4,837                              14,475
                                                  ---------         ---------         ---------         -----------      ----------
     Total current assets                           104,344           100,889           263,086                  --         468,319
Intercompany, net                                  (810,822)          286,108           524,714                                  --
Investments in affiliates                         1,023,051            94,523               865         $(1,118,439)             --
Property, plant and equipment                        95,984           116,224            86,591                             298,799
Cost in excess of net assets
  acquired, net                                      25,033           136,154            55,639                             216,826
Other assets                                         45,596             2,525            53,742                             101,863
                                                  ---------         ---------         ---------         -----------      ----------
     Total assets                                 $ 483,186         $ 736,423         $ 984,637         $(1,118,439)     $1,085,807
                                                  =========         =========         =========         ===========      ==========

Total current liabilities                         $ 130,578         $  52,756         $ 144,425                          $  327,759
Long-term debt                                      513,299             2,969            91,315                             607,583
Deferred income taxes                               (30,499)          101,987            17,340                              88,828
Other liabilities                                    35,110            12,143            38,687         $    (3,967)         81,973
Liabilities of discontinued
  operations                                        146,671                --                --                  --         146,671
Company-obligated mandatorily
  redeemable convertible
  preferred securities of
  subsidiary Coltec Capital
  Trust holding solely
  convertible junior
  subordinated debentures of
  the Company                                            --                --           144,966                 --          144,966
Shareholders' equity                               (311,973)          566,568           547,904          (1,114,472)       (311,973)
                                                  ---------         ---------         ---------         -----------        ---------
     Total liabilities and
       shareholders' equity                       $ 483,186         $ 736,423         $ 984,637         $(1,118,439)      $1,085,807
                                                  =========         =========         =========         ===========       ==========

                     Consolidating Condensed Balance Sheet


                                                                                  December 31, 1997
                                                     ------------------------------------------------------------------------------
                                                                    Guarantor       Non-Guarantor
                                                    Parent        Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                    ------        ------------      -------------      ------------    ------------
Cash and cash equivalents                         $   9,912         $     722         $   4,059                          $   14,693
Accounts and notes receivable,
  net                                                  --              60,881            59,430                             120,311
Inventory, net                                       99,100            71,958            85,678                             256,736
Deferred income taxes                                 4,535            10,689               (29)                             15,195
Other current assets                                  4,540            10,406             5,562                              20,508
                                                  ---------         ---------         ---------         -----------        --------
     Total current assets                           118,087           154,656           154,700                  --         427,443
Intercompany, net                                  (741,897)           10,933           730,964                                  --
Investments in affiliates                         1,057,890           355,399             2,688         $(1,415,977)             --
Property, plant and equipment                        89,488           118,405            79,726                             287,619
Cost in excess of net assets
  acquired, net                                      21,820           133,441             2,490                             157,751
Other assets                                         40,266             3,490            16,465                              60,221
                                                  ---------         ---------         ---------         -----------       ---------
     Total assets                                 $ 585,654         $ 776,324         $ 987,033         $(1,415,977)      $ 933,034
                                                  =========         =========         =========         ===========       =========

Total current liabilities                         $  93,669         $  49,494         $  96,415                           $ 239,578
Long-term debt                                      689,302             1,611            66,665                             757,578
Deferred income taxes                               (32,780)          101,871            10,138                              79,229
Other liabilities                                    39,706            12,844            10,544         $    (2,202)         60,892
Liabilities of discontinued
  operations                                        154,918                --                --                             154,918
Shareholders' equity                               (359,161)          610,504           803,271          (1,413,775)       (359,161)
                                                  ---------         ---------         ---------         -----------       ---------
     Total liabilities and
       shareholders' equity                       $ 585,654         $ 776,324         $ 987,033         $(1,415,977)      $ 933,034
                                                  =========         =========         =========         ===========       =========

                Consolidating Condensed Statement of Cash Flows

                                                                    Nine Months Ended September 27, 1998
                                                     ------------------------------------------------------------------------------
                                                                    Guarantor       Non-Guarantor
                                                    Parent        Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                    ------        ------------      -------------      ------------    ------------

Cash provided by (used in)
 operating activities                             $  85,723         $   4,853         $  (2,072)               --       $  88,504
                                                  ---------         ---------         ---------         ---------       ---------

Cash flows from investing activities:
    Capital expenditures                            (14,972)          (13,568)           (8,160)                          (36,700)
    Proceeds from divestiture                       100,000              --                --                             100,000
    Acquisition of business                         (26,260)          (17,000)          (50,582)                          (93,842)
    Cash from (to) Parent                           (89,310)           30,568            58,742                --              --
                                                  ---------         ---------         ---------         ---------       ---------
   Cash used in investing
     activities                                     (30,542)               --                --                --         (30,542)
                                                  ---------         ---------         ---------         ---------       ---------

Cash flows from financing activities:
    Increase (decrease) in
      revolving facility, net                      (472,000)               --            40,000                          (432,000)
    Repayment of long-term debt                      (6,462)             (234)          (15,371)                          (22,067)
    Issuance of long-term debt                      292,151                --                --                           292,151
    Issuance of convertible
      preferred securities                               --                --           144,472                           144,472
    Payments for unclaimed stock                     (3,871)               --                --                            (3,871)
    Purchase of treasury stock                      (33,308)               --                --                           (33,308)
    Cash from (to) Parent                           168,867               234          (169,101)               --              --
                                                  ---------         ---------         ---------         ---------       ---------
   Cash used in financing
     activities                                     (54,623)               --                --                --         (54,623)
                                                  ---------         ---------         ---------         ---------       ---------

Cash and cash equivalents:
  Increase (decrease) in cash
    and cash equivalents                                558             4,853            (2,072)                            3,339
  Cash and cash equivalents -
    beginning of period                               9,912               722             4,059                --          14,693
                                                  ---------         ---------         ---------         ---------       ---------
  Cash and cash equivalents -
    end of period                                 $  10,470         $   5,575         $   1,987                --       $  18,032
                                                  =========         =========         =========         =========       =========

                Consolidating Condensed Statement of Cash Flows

                                                                    Nine Months Ended September 28, 1997
                                                     ------------------------------------------------------------------------------
                                                                    Guarantor       Non-Guarantor
                                                    Parent        Subsidiaries      Subsidiaries       Eliminations    Consolidated
                                                    ------        ------------      -------------      ------------    ------------

Cash provided by (used in)
  operating activities                            $  27,343         $     315         $   2,676                --         $  30,334
                                                  ---------         ---------         ---------         ---------         ---------

Cash flows from investing
  activities:
    Capital expenditures                            (16,650)          (13,352)          (16,002)                            (46,004)
    Acquisition of business                         (23,778)                                                                (23,778)
    Cash from (to) Parent                           (29,354)           13,352            16,002                --                --
                                                  ---------         ---------         ---------         ---------         ---------
   Cash used in investing
     activities                                     (69,782)               --                --                --           (69,782)
                                                  ---------         ---------         ---------         ---------         ---------

Cash flows from financing
  activities:
    Increase in revolving
      facility, net                                  25,000                --                --                              25,000
    Repayment of long-term debt                      (4,045)               --            (4,072)                             (8,117)
    Purchase of treasury stock                      (42,695)               --                --                             (42,695)
    Sale of accounts receivable                          --                --            62,000                              62,000
    Cash from (to) Parent                            57,928                --           (57,928)               --                --
                                                  ---------         ---------         ---------         ---------         ---------
   Cash provided by financing
    activities                                       36,188                --                --                --            36,188
                                                  ---------         ---------         ---------         ---------         ---------

Cash and cash equivalents:
   Increase (decrease) in cash
     and cash equivalents                            (6,251)              315             2,676                              (3,260)
   Cash and cash equivalents -
     beginning of period                             10,248               722             4,059                --            15,029
                                                  ---------         ---------         ---------         ---------         ---------
   Cash and cash equivalents -
     end of period                                $   3,997         $   1,037         $   6,735                --         $  11,769
                                                  =========         =========         =========         =========         =========

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows financial information by industry segment for the three months and nine months ended September 27, 1998 and September 28, 1997.



                                                          Three Months Ended                     Nine Months Ended
                                                      Sept. 27          Sept. 28           Sept. 27           Sept. 28
                                                        1998              1997               1998                1997
                                                      --------          --------           --------           --------
                                                                               (in thousands)
Sales:
     Aerospace                                       $ 180,956         $ 142,775         $   529,682         $ 390,532
     Industrial                                        179,689           181,923             601,010           565,940
     Intersegment elimination                             (247)             (245)             (1,099)             (620)
                                                     ---------         ---------         -----------         ---------

         Total                                       $ 360,398         $ 324,453         $ 1,129,593         $ 955,852
                                                     =========         =========         ===========         =========

Operating income:
     Aerospace (1)                                      29,866         $  22,077         $    57,352         $  60,974
     Industrial (2)                                     35,887            36,619              99,646           112,054
                                                     ---------         ---------         -----------         ---------
         Total segments                                 65,753            58,696             156,998           173,028
Corporate unallocated                                   (9,652)           (9,502)            (28,835)          (30,152)
                                                     ---------         ---------         -----------         ---------
Operating income                                     $  56,101         $  49,194         $   128,163         $ 142,876
                                                     =========         =========         ===========         =========


(1) Operating income in the Aerospace Segment for the nine months ended September 27, 1998 included a charge of $25.0 million to recognize program costs associated with the development of Boeing programs and $2.0 million of expenses for Year 2000 compliance for new computer systems. Excluding these charges, Aerospace Segment operating income was $84.4 million for the nine months ended September 27, 1998.

(2) Operating income in the Industrial Segment for the nine months ended September 27, 1998 included charges of $12.0 million to record additional warranty and legal reserves and $3.0 million of expenses for Year 2000 compliance for new and existing computer systems. Excluding these charges, Industrial Segment operating income was $114.6 million for the nine months ended September 27, 1998.

Results of Operations

Company Review

Net sales for the third quarter of 1998 increased 11.1% to $360.4 million from $324.5 million for the third quarter of 1997 resulting from sales volume increases in the Aerospace Segment. Gross profit increased to $111.1 million for the third quarter 1998 from $103.0 million in third quarter 1997. The increase in gross profit resulted from increased sales in the Aerospace Segment. Selling and administrative expenses totaled $55.0 million, or 15.3% of sales, in third quarter 1998 compared to $53.8 million, or 16.6% of sales, in third quarter 1997.

Net sales for the nine months ended September 27, 1998 increased 18.2% to $1,129.6 million from $955.9 million for the nine months ended September 28, 1997 as a result of continued sales increases in the Aerospace Segment. Gross profit increased slightly to $308.3 million for the first nine months of 1998 from $305.6 million for the first nine months of 1997. Gross profit in 1998 was affected by a charge of $25.0 million to recognize program costs associated with the development of Boeing programs and a charge of $12.0 million to record additional warranty and legal reserves. Excluding these charges, gross profit was $344.3 million for the nine months ended September 27, 1998. Although selling and administrative expenses totaled $180.1 million for year to date 1998 ($175.1 million excluding a $5.0 million expense for Year 2000 compliance for new and existing computer systems) compared to $162.7 million for year to date 1997, selling and administrative expenses decreased as a percentage of sales, 15.9% for year to date 1998 (15.5% excluding Year 2000 expense) as compared to 17.0% for year to date 1997.

In the second quarter of 1998, the Company performed a study of total revenue and costs for certain commercial aircraft programs. This study was performed on the Boeing 777 as the program reached its 200th shipset milestone. Based on this study which considered recent market conditions including normal market uncertainties related to shipping schedules beyond five years and expected future program efficiencies and related costs, the company revised its total estimated revenue and costs for the Boeing 777 program. In accordance with the Company's accounting policy for commercial jet aircraft, the Company reduced inventory by $25.0 million, which resulted in a charge of $25.0 million to current operations in the nine months ended September 27, 1998.

Also in the second quarter of 1998, the Company recorded a $12.0 million charge to establish additional warranty and legal reserves for claims and outstanding cases. Based on first time production of commercial engine applications, warranty claims escalated during the first six months of 1998. Based on the liability for individual claims and cases being probable and estimable, the Company recorded a liability for these cases. None of these claims or cases is expected to be individually material to the Company's financial position or results of operations.

In the second quarter 1998, selling and administrative expenses included expenses of $5.0 million for Year 2000 compliance. After reviewing costs incurred for new computer systems scheduled to start up in the second quarter of 1998, the Company determined that approximately $5.0 million of such costs related to items that should be expensed. These expenses primarily included certain consulting fees, software maintenance fees and training and travel costs.

Operating income increased to $56.1 million in third quarter 1998 from $49.2 million in the third quarter of 1997. Operating margin was 15.6% for third quarter 1998 compared to 15.2% for the third quarter 1997.

Operating income decreased to $128.2 million for the first nine months of 1998 from $142.9 million for the first nine months of 1997 as a result of $42.0 million of charges in the second quarter of 1998. Operating margin for year to date 1998 was 11.3% (15.1% excluding $42.0 million of charges) compared to 14.9% for year to date 1997.

In May 1998, the Company sold the capital stock of its Holley Performance Products subsidiary to Kohlberg & Co., L.L.C., a private merchant-banking firm located in Mount Kisco, New York, for $100 million in cash. The sale resulted in a pre-tax gain of $56.2 million, net of liabilities retained.

Interest expense decreased slightly to $12.6 million in third quarter 1998 from $13.9 million for third quarter 1997 and increased to $40.9 million for year to date 1998 as compared to $38.9 million for year to date 1997.

In April 1998, the Company privately placed $300.0 million principal amount of 7 1/2% Senior Notes due 2008 and $150.0 million liquidation value of 5 1/4% Trust Convertible Preferred Securities. Distributions on the Convertible Preferred Securities were $1.3 million after-tax and $2.4 million after-tax in the three months and nine months ended September 27, 1998, respectively, which is classified as minority interest in net loss of subsidiaries in the Company's consolidated statements of earnings.

As a result of the foregoing, earnings before extraordinary item for the three months and nine months ended September 27, 1998 were $27.4 million and $92.3 million, respectively, as compared to $23.3 million and $68.6 million for the three months and nine months ended September 28, 1997, respectively. The Company incurred an extraordinary charge of $4.3 million, net of taxes, or $.06 per share in the nine months ended September 27, 1998 in connection with early debt repayment. Net earnings were $27.4 million in second quarter 1998, or $0.41 per share (diluted), compared to net earnings of $23.3 million, or $0.35 per share (diluted), in second quarter 1997. 1998 year to date net earnings were $88.0 million, or $1.30 per share (diluted), as compared to $68.6 million, or $1.03 per share (diluted) for 1997.

Segment Review - Aerospace

Sales in the third quarter of 1998 for the Aerospace Segment totaled $180.9 million increasing 26.7% from $142.8 million in the third quarter of 1997. For the nine months ended September 27, 1998 Aerospace sales increased 35.6% to $529.7 million from $390.5 million for the comparable 1997 period. At Menasco, sales increased by $21.8 million for the third quarter 1998 and $73.9 million for the nine months ended September 27, 1998 due to rising commercial aircraft production as well as improved military sales. Menasco deliveries of main landing gear systems for the Boeing 737 increased from 55 and 137 shipsets in the three months and nine months ended September 28, 1997, respectively, to 59 and 202 shipsets in the three months and nine months ended September 27, 1998, respectively. Sales increases in 1998 were also driven by higher sales volumes of the engine components businesses. The acquisition of AMI, on June 30, 1997, was a significant contributor to the increase in sales for 1998 year to date.

Operating income for the Aerospace Segment increased to $29.9 million in third quarter 1998 from $22.1 million in third quarter of 1997 as a direct result of increased Aerospace sales. Operating income for year to date 1998 was $57.4 million ($84.4 million excluding 1998 second quarter charges totaling $27.0 million ($25.0 million to recognize program costs associated with development of Boeing programs and $2.0 million for Year 2000 compliance for new computer systems) as compared to $61.0 million for year to date 1997. The increase, excluding charges, was also driven by generally higher sales volumes thoughout the Segment. Operating margins increased slightly in the third quarter 1998, primarily due to productivity improvements.

Segment Review - Industrial

Industrial sales decreased slightly to $179.7 million in the three months ended September 27, 1998, from $181.9 in the three months ended September 28, 1997. Sales were unfavorably impacted by the effect of the second quarter divestiture of Holley Performance Products which was partially offset by the Company's first quarter acquisitions.

Operating income for the Industrial Segment was $35.9 million and $99.6 million in the three months and nine months ended September 27, 1998, respectively, compared to $36.6 million and $112.1 million in the three and nine months ended September 28, 1997, respectively. Operating income for the nine months ended September 27, 1998 included charges of $12.0 million to record additional warranty and legal reserves and $3.0 million expense for Year 2000 compliance for new and existing computer systems. Excluding these charges, Industrial Segment operating income increased slightly to $114.6 million for the nine months ended September 27, 1998, as a result of increased sales. Operating margin excluding the second quarter charges decreased slightly from prior periods due to lower operating margins on the first quarter 1998 acquisitions, although such acquisitions were accretive.


Liquidity and Capital Resources

The Company generated $88.5 million of operating cash flows for the nine months ended September 27, 1998 compared with $30.3 million for the nine months ended September 28, 1997. The higher operating cash flows in 1998 were primarily due to the increase in earnings before depreciation and amortization and the Company's initiatives to reduce working capital requirements.

The ratio of current assets to current liabilities at June 28, 1998 was 1.43, decreasing from 1.78 at December 31, 1997. Cash and cash equivalents increased to $18.0 million at September 27, 1998 from $14.7 million at December 31, 1997.

In the first nine months of 1998, the Company invested $36.7 million in capital expenditures compared to $46.0 million during the same prior year period. Debt decreased by $148.6 million at September 27, 1998 compared to December 31, 1997. In April 1998, the Company sold $150.0 million of 5 1/4% Convertible Preferred Securities. The proceeds from the Convertible Preferred Securities, which are effectively guaranteed by the Company, were used to reduce the Company's indebtedness under its credit agreement.


Year 2000

As is the case with most other companies, the Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 date transition and is faced with the task of addressing related issues. With senior management accountability and corporate staff guidance, all operating units have completed the assessment phase with respect to both information technology ("IT") and non-IT systems and are in varying stages of plan implementation to address the Company's Year 2000 issues. Overall, the Company has targeted Year 2000 compliance primarily by the end of 1998, with certain operating units targeting compliance by mid-1999. The testing phase has begun at various operating units and will be completed company-wide by late 1999. The Company is also evaluating whether the Year 2000 transition issues resulting from relationships with customers, suppliers and other constituents will have an impact on the Company's results of operations, financial condition or cash flows. The Company has recently initiated formal communication with its active suppliers to determine the extent to which the Company is vulnerable to suppliers and customers who fail to address their own Year 2000 issues.

The Company estimates that total IT system expenditures (including all computer systems replaced since January 1, 1997) will approximate $30,000 which will be funded from operating cash flows. At September 27, 1998, approximately $24,000 of the $30,000 had been incurred, $19,000 of which has been capitalized since January 1, 1997 and $5,000 of Year 2000 costs was expensed in the nine months ended September 27, 1998. The remaining costs of modifying its existing software for the Year 2000 date transition should have an immaterial impact on consolidated operating results. The costs of the project and the date on which the Company plans to complete Year 2000 compliance efforts are based on management's best estimates, which were derived from assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors. There can be no assurance that these assumptions will prove to be accurate, and actual results could differ materially from those currently anticipated.

Although the Company believes that its critical systems will be fully compliant prior to year end 1999, the Company also believes that prudent business practices call for the development of contingency plans. Currently, the Company does not have Year 2000 contingency plans in place; however, the Company is assessing areas which require contingency planning and expects to have necessary contingency plans in place by mid-1999. Such contingency plans will primarily address mitigating the impact of internal system and third party failures.

Because the implementation of multiple computer systems and communication with critical third parties is on-going, the Company's reasonably likely worst case scenario is unknown at this time. The Company does not currently expect the Year 2000 transition to have a material adverse effect on its results of operation, financial position or cash flows. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, financial position or cash flows or adversely affect the Company's relationships with suppliers, customers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. For a discussion of various factors that may cause the Company's actual results to differ materially from those matters expressed in or implied by such forward-looking statements, see the Company's 1997 Annual Report on Form 10-K as well as the Company's 1998 filings with the Securities and Exchange Commission.

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

  Item 5. Other Information

  Any shareholder proposals intended to be presented at the 1999 Annual Meeting of Shareholders pursuant to Rule 14a-8 must be received by the Secretary of Coltec by November 20, 1998 to be considered for inclusion in the proxy statement and proxy relating to such meeting.

  Coltec's Bylaws require that any shareholder who intends to present a proposal at the 1999 Annual Meeting of Shareholders and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8 must (i) deliver written notice, including specified information, to the Secretary of Coltec by not earlier than February 5, 1999 and not later than March 7, 1999 and (ii) be a shareholder of record of Coltec on both the date on which such notice is given and on the record date for such meeting.


  Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                  3.2   Amended and Restated Bylaws.

                  4.27 Sixth Amendment to Credit Agreement dated as of September 9, 1998.

                  4.28  Family Protection Plan of Coltec Industries Inc.

                 27.    Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

                 No Current Reports on Form 8-K were filed by the Company during the quarter ended September 27, 1998.

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


Date: November 12, 1998