Form 10-K
period 1998-12-31
COLTEC INDUSTRIES INC
filed 1999-03-24
CIK 201493

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------------------              ------------------------
Common Stock, par value $.01 per share               New York Stock Exchange
                                                     Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No _
                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. X

     On February 18, 1999, there were issued and outstanding 63,056,735 shares of the registrant's Common Stock, par value $.01 per share (excluding 25,000,000 shares of Common Stock held by a subsidiary of Coltec). On February 18, 1999, the aggregate market value of the registrant's voting stock (based on a closing price of $17.6875 per share) held by non-affiliates was $1,108,397,623. For purposes of the foregoing calculation, all directors and officers of the registrant have been deemed to be affiliates, but the registrant disclaims that any of such directors or officers is an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes statements that reflect projections or expectations of future financial or economic performance of Coltec, and statements of Coltec's plans and objectives for future operations, including those in the "Business" and "Legal Proceedings" sections or relating to future capital expenditures or estimated costs to resolve and the corresponding effect on Coltec of certain litigation and environmental matters. Coltec believes such statements to be "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors that could result in such differences in addition to other factors noted with such forward looking statements, include: general economic conditions in Coltec's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of Coltec's facilities and operations; and other factors that generally affect the business of aerospace and industrial companies.

     Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Form 10-K. All subsequent written and oral forward looking statements attributable to Coltec or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Coltec does not undertake any obligation to release publicly any revisions to these forward looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS.

     Coltec Industries Inc and its consolidated subsidiaries (together referred to as "Coltec") manufacture and sell a diversified range of highly-engineered aerospace and industrial products, primarily in the United States, Canada and Europe. Coltec's operations are conducted through two principal segments: its Aerospace and Industrial Segments. Set forth below is a description of the business conducted by the respective divisions within Coltec's two operating segments. See the five-year presentation of financial information in respect of each reportable segment under the caption "Segment Information" in Management's Discussion and Analysis of Financial Condition and Results of Operations and the information in note 17 of the Notes to Consolidated Financial Statements.

PROPOSED MERGER WITH THE B.F.GOODRICH COMPANY

     On November 22, 1998, Coltec, The B.F.Goodrich Company, a New York corporation ("BFGoodrich"), and a wholly-owned subsidiary of BFGoodrich entered into an agreement and plan of merger. Under the terms of the merger agreement, this wholly-owned subsidiary of BFGoodrich will merge with and into Coltec, with Coltec as the surviving corporation in the merger. Upon completion of the merger each share of Coltec common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive
0.56 of a share of BFGoodrich common stock. The merger is expected to be accounted for as a pooling of interests. The merger agreement has been approved by the boards of directors of both companies. Completion of the merger is subject to certain customary conditions, including, among others, approval of the merger agreement by the shareholders of both companies and the receipt of regulatory approvals. A special meeting of the shareholders of Coltec has been scheduled for April 9, 1999 at which the Coltec shareholders will consider and vote upon a proposal to approve and adopt the merger agreement.

     When Coltec and BFGoodrich entered into the merger agreement, both also entered into reciprocal stock option agreements pursuant to which each granted to the other an option to purchase 19.9% of the outstanding shares of its common stock upon the occurrence of certain specified events. The reciprocal stock option agreements were entered into as a condition of the merger agreement and serve as an inducement for each of the companies to complete the merger.

     The headquarters of the combined company will be located in Charlotte, North Carolina.

     For additional information regarding the merger, see Coltec's Current Report on Form 8-K filed November 24, 1998 and the Joint Proxy
Statement/Prospectus included in the BFGoodrich Registration Statement on Form S-4 (SEC File No. 333-74067).

     For a discussion of certain pending litigation relating to the merger, see
Item 3. "Legal Proceedings--The AlliedSignal Litigation."

AEROSPACE

     Through its Aerospace Segment, Coltec is a manufacturer of landing gear systems, engine fuel controls, flight attendant and cockpit seats, turbine blades, fuel injectors, nozzles and related components for commercial and military aircraft. The operating units and principal products, markets and competitors of the Aerospace Segment are as follows:

OPERATING UNITS              PRINCIPAL PRODUCTS           PRINCIPAL MARKETS            PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
Menasco                      Aircraft landing gear and    Commercial and military      BFGoodrich,
                               flight control               aircraft manufacturers,      Messier-Dowty
                               actuators, landing gear      airlines, U.S. Government
                               parts, repairs and
                               overhaul

OPERATING UNITS              PRINCIPAL PRODUCTS           PRINCIPAL MARKETS            PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
Walbar                       Aircraft and industrial gas  Aircraft and stationary gas  Chromalloy,
                               turbine engines and          turbine engine               Howmet
                               services, turbocharger       manufacturers, diesel
                               rotating assemblies          engine manufacturers

Chandler Evans Control       Aircraft engine fuel pump    Aircraft engine              Argotech, Hamilton
                               and control systems          manufacturers,               Standard, Sundstrand,
                                                            U.S. Government and          Allied Signal Controls
                                                            aftermarket                  and Accessories

Delavan Gas Turbine          Aircraft engine fuel         Aircraft engine              Parker-Hannifin,
                               nozzles, valves and          manufacturers,               Textron
                               afterburner spray bars       U.S. Government and
                                                            aftermarket

Lewis Engineering            Aircraft instrumentation,    Commercial and military      Ametek, Rogerson,
                               temperature sensors, and     aircraft, engine             BFGoodrich, Norwich
                               level control products       manufacturers and            Aerospace
                               and electrical harnesses     process industries

AMI Industries, Inc.         Aircraft flight attendant    Commercial aircraft          IPECO, Sicma
                               and cockpit seats            manufacturers and
                                                            airlines

     Menasco. Menasco is one of the leading suppliers of landing gear systems for medium-to-heavy commercial and military aircraft. The design, manufacture and test of aircraft landing gear and components and related overhaul and repair comprise 90% of Menasco's sales volume. Landing gear and precision components are highly engineered and manufactured to customer specifications and sold to aircraft manufacturers, aircraft operators and to the United States Government ("U.S. Government"), both as original equipment and as spare parts for existing aircraft. Menasco's historical concentration of landing gear sales among a limited number of companies reflects the relatively small number of medium and heavy aircraft manufacturers. Landing gear systems generally account for up to 2% of the total cost of an aircraft. Menasco also provides spare parts for landing gear and landing gear repair and overhaul services. Aftermarket business represented 19% of Menasco's total sales in 1998.

     The remaining 10% of Menasco's sales are primarily flight control actuators. Menasco produces large hydraulic and mechanical actuators and has the capability to produce shock mitigation equipment for both military and commercial applications.

     Walbar. Walbar is an original equipment manufacturer and coating and repair service center for aircraft and industrial gas turbine engine components. Its product base ranges from complex precision machined turbine parts to high-technology protective coatings. Its primary machined products are turbine blades, vanes and other related turbine airfoil components. Walbar also manufactures disks, integrally bladed rotors and complex impellers, as well as complete rotating assemblies for flight and auxiliary power engines and locomotive turbochargers. Following the reduction in U.S. Government appropriation for military aircraft engines, Walbar has successfully increased its focus on non-aerospace applications, and now enjoys significant market share in the locomotive turbocharger market and the gas turbine power generation market.

     Chandler Evans Control Systems. The Chandler Evans Control Systems division ("Chandler Evans") produces gas turbine engine fuel controls and pumps, and pneumatic and hydraulic components for use on aircraft and helicopter engines and aircraft systems. Chandler Evans has carved a niche market in the area of small engine fuel pumps and controls for both commercial and military applications. Chandler Evans also supplies small turbine engines with Full Authority Digital Electronic Control ("FADEC") systems. Computerized electronics in a FADEC system make aircraft safer and less expensive to operate.

     Delavan Gas Turbine Products. The Delavan Gas Turbine Products division ("Delavan") designs and manufactures fuel injectors, flow control valves, fuel manifolds, afterburner spray bars and other accessories for commercial and military gas turbine engines. Product applications in the aerospace industry include products for engines powering large commercial and regional airliners, business aircraft, military and commercial helicopters, military fighters and transports and auxiliary power units. In the industrial sector, Delavan's fuel injectors and valves are utilized in large land-based gas turbines found in electrical power generation plants and natural gas pipeline installations.

     Lewis Engineering. Lewis Engineering designs, develops and produces electromechanical and electronic instrumentation for aircraft cockpits, landing gear electrical harnesses and temperature sensors for aircraft and engine systems. These products are used in commercial transport, general aviation and military markets.

     AMI Industries, Inc. AMI Industries, Inc. ("AMI") designs and manufactures aircraft flight attendant and cockpit seats.

     One customer (Boeing) in the Aerospace Segment represented approximately 19% of Coltec's 1998 total sales.

INDUSTRIAL

     Through its Industrial Segment, Coltec manufactures industrial seals, gaskets, packing products, self-lubricating bearings and oil seals and hubodometers. The Industrial Segment also produces spray nozzles for agricultural, home heating and industrial applications, as well as high-horsepower diesel engines for naval ships and diesel and gas and dual-fuel engines for electric power plants. Coltec also produces air compressors and vacuum pumps. The operating units and principal products, markets and competitors of the Industrial Segment are as follows:

OPERATING UNITS              PRINCIPAL PRODUCTS           PRINCIPAL MARKETS            PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
Garlock Sealing              Seals, gaskets, packings     Chemical, pulp and paper,    Applied Industrial
  Technologies                 and expansion joints,        refining, utilities,         Technologies, CR
                               butterfly valves,            industrial and               Industries, A.W.
                               polytetra-                   electronics                  Chesterton, Richard
                               fluoroethylene (PTFE)                                     Klinger, AMRI,
                               sheet and film, OEM parts                                 Durco, Neotecha,
                               and gaskets                                               Dewal, W. Gore,
                                                                                         Durametallic,
                                                                                         John Crane

Fairbanks Morse Engine       Diesel, gas and dual-fuel    U.S. Navy, marine, loco-     Caterpillar, Cooper
                               engines                      motive and stationary        Industries, General
                                                            power markets                Motors

Quincy Compressor            Air compressors and vacuum   Manufacturing, climate       Gardner-Denver,
                               pumps                        control, oil and gas         Sullair, Ingersoll-
                                                            industries                   Rand, Champion

Garlock Bearings             Self-lubricated bearings     Automotive and equipment     Kolbenschmidt,
                                                            manufacturers                Rexnord

Stemco                       Heavy duty wheel-end         Fleet truck operators,       CR Industries,
                               systems, oil seals,          truck parts distributors     Federal Mogul,
                               hub-caps and                 and vehicle assemblers       Nelson, Donaldson
                               hubodometers, hubnuts

OPERATING UNITS              PRINCIPAL PRODUCTS           PRINCIPAL MARKETS            PRINCIPAL COMPETITORS
---------------------------  ---------------------------  ---------------------------  ---------------------------
Delavan Spray Technologies   Spray nozzles, accessories,  Home heating, industrial     Spraying Systems,
                               pumps and systems            and agriculture              Danfoss

France Compressor Products   Compressor valves and seals  Compressor manufacturers     Hoerbiger, C. Lee
                                                            and end users                Cook

Haber Tool                   Cold-forming dies, details,  Fastener and automotive      Form Flow, Furon,
                               jigs, fixtures, precision    manufacturers                Uclid, Burnett
                               machinery

Plastomer Products           PTFE tape                    Industrial manufacturers     Fluoroglas, W. Gore

Sterling Die                 Thread-rolling dies          Fastener manufacturers       Reed Rico

Ortman Fluid Power           Hydraulic and pneumatic      Fluid power market           Parker-Hannifin,
                               cylinders                                                 Miller Fluid Power

Garlock Rubber Technologies  Sheet Rubber Products        Steel mills, chemical        BFGoodrich
                                                            processing, refineries
                                                            and paper mills

Coltec Specialty Products    Engineered PTFE products     Semiconductor, petro-        Furon, EGC
                                                            chemical refining plants

Cefilac                      Seals, gaskets and           Chemical, power,             John Crane, Laddy
                               packings,                    petro-chemical refining
                               metal o-rings and spiral     plants
                               wound gaskets

Helicoflex                   Metal o-rings, spring        Power generation,            Advanced Products
                               loaded seals                 petro-chemical refining
                                                            plants

     The more significant operating units in the Industrial Segment are discussed below.

     Garlock Sealing Technologies. The Garlock Sealing Technologies division ("Garlock Sealing") produces and markets fluid sealing devices that prevent leakage and exclude contaminants from rotating and reciprocating machinery. Garlock Sealing produces seal joints for high temperatures and corrosive environment applications.

     The newest Garlock Sealing products are positioned to meet current emission standards for valves, pumps and flanges. To assist customers in complying with more stringent global regulations for fugitive volatile organic compound emissions, Garlock Sealing has developed a variety of products using traditional and newly developed materials. Garlock Sealing products include compression packings, gaskets and gasketing materials, hydraulic, oil and mechanical seals, elastomeric expansion joints, industrial textiles, metallic gaskets and other specialized industrial products.

     Sophisticated Garlock Sealing products protect equipment in industry applications where performance is vital to safety and environmental concerns. These applications include natural resource recovery, petroleum refining, chemicals, primary metals, food and pharmaceuticals, power generation, mining, pulp and paper, water and waste treatment, construction and transportation.

     Fairbanks Morse Engine Division. The Fairbanks Morse Engine division ("Fairbanks Morse") manufactures a broad range of heavy-duty diesel engines. It has the capacity to provide diesel engines from 640 to 29,320 horsepower. In addition, Fairbanks Morse manufactures dual-fuel, gas and diesel engines ranging in size from four to 18 cylinders. Engines are offered in both conventional "V" and in-line, four-cycle versions as well as in-line, two-cycle opposed-piston configurations. They are used for marine propulsion and marine power generation and in pump, compressor and electrical power generation applications. Fairbanks Morse also sells FM/ALCO(Registered) locomotive products throughout the world except in India where General Electric has retained rights to manufacture and sell such products.

     Quincy Compressor. The Quincy Compressor division ("Quincy") manufactures a wide range of helical screw and reciprocating air compressors and vacuum pumps. Quincy products vary in size from one-third to 350 horsepower and are used in a variety of industrial applications, including industrial base load, pneumatic temperature and instrument control, diesel and gas engine starting, paint spraying and emergency standby service. Much of Quincy's business is in the highly competitive industrial and climate control compressor markets.

     Garlock Bearings. Garlock Bearings produces specialized self-lubricating bearings, which consist of either steel or reinforced epoxy composite backings with non-metallic bearing surfaces of PTFE fibers or a mixture that includes PTFE. PTFE provides maintenance-free performance and reduced friction. Garlock Bearings' products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication.

     Stemco. Stemco develops and manufactures unitized hub systems, hub oil seals, hubcaps, axle nuts and distance-measuring devices for medium and heavy-duty trucks.

     Delavan Spray Technologies. The Delavan Spray Technologies division designs and manufactures atomizers for combustion and industrial applications and atomizers, pumps and accessories for agricultural, industrial and oil burner metering applications.

     Haber Tool Company. Haber Tool manufactures cold-forging dies, tooling products, details, jigs, fixtures, precision machining.

     Garlock Rubber Technologies. The Garlock Rubber Technologies division ("Garlock Rubber") manufactures high-quality rubber sheet products used for gasketing and other applications in steel mills, chemical processing, refineries and paper production, including conveyor belts. All of Garlock Rubber's products are consumable.

     Coltec Specialty Products. The Coltec Specialty Products division manufactures PTFE fluid sealing products for the semiconductor industry and reprocesses PTFE compounds for the chemical and semiconductor industry.

     Cefilac. Cefilac produces seals, gaskets and packings, metal o-rings and spiral-wound gaskets used in the chemical, power and refining industries.

     Helicoflex. Helicoflex produces metal o-rings and spring-loaded seals and metal c-rings. Helicoflex sealing products are specifically designed for equipment and processes exposed to high temperatures, cryogenic temperatures, high pressures, vacuum conditions, radioactive environments or corrosive applications.

INTERNATIONAL OPERATIONS

     Coltec's international operations, mainly in Canada and France, are conducted through foreign-based manufacturing or sales subsidiaries, or both, and include export sales of domestic divisions to unrelated foreign customers. Export sales of diesel engines are made either directly or through foreign representatives. Compressors are sold through foreign distributors. Certain products of the Industrial Segment are sold in foreign countries through sales representatives or sales agents.

     Coltec's Canadian operations include the manufacture of landing gear systems and aircraft flight controls, the provision of repair and overhaul services for these systems and controls for Canadian and other customers and the manufacture of turbine components and turbine and compressor rotating parts primarily for aircraft gas turbine engines. The Canadian operations also manufacture and market seals, gasketing material, packings and truck products, and market parts for Fairbanks Morse diesel engines and accessories, and other products for use in Canada and other countries.

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

     For financial information on operations by geographic segments, see note 17 of the Notes to Consolidated Financial Statements.

     Coltec's contracts with foreign nations for delivery of military equipment, including components, are subject to deferral or cancellation by U.S. Government regulation or orders regulating sales of military equipment abroad. Any such action on the part of the U.S. Government could have an adverse effect on Coltec.

ACQUISITIONS AND DIVESTITURES

     For a discussion of material acquisitions and divestitures by Coltec during the three-year period ended December 31, 1998, see note 2 of the Notes to Consolidated Financial Statements.

SALES BY CLASS OF PRODUCTS

     During the last three fiscal years, landing gear systems was the only class of similar products that accounted for at least 10% of total Coltec sales. In 1998, 1997 and 1996, sales of landing gear systems constituted 22%, 18% and 15%, respectively, of Coltec's total sales.

BACKLOG

     At December 31, 1998, Coltec's backlog of firm unfilled orders was $922.0 million compared with $875.6 million at December 31, 1997. Approximately $276.6 million of the 1998 year-end backlog is scheduled to be shipped after 1999.

CONTRACT RISKS

     Coltec, through its various operating units, primarily Menasco, Chandler Evans, Walbar and Delavan, produces products for manufacturers of commercial aircraft pursuant to contracts that generally call for deliveries at predetermined prices over varying periods of time and that provide for termination payments intended to compensate for certain costs incurred in the event of cancellation. In addition, certain commercial aviation contracts contain provisions for termination for convenience similar to those contained in U.S. Government contracts described below. Longer-term agreements normally provide for price adjustments intended to compensate for deferral of delivery depending upon market conditions.

     A portion of the business of Coltec's Menasco, Chandler Evans, Walbar and Delavan divisions has been as a subcontractor and as a prime contractor in supplying products in connection with military programs. Substantially all of Coltec's U.S. Government contracts are firm fixed-price contracts. Under firm fixed-price contracts, Coltec agrees to perform certain work for a fixed price and, accordingly, realizes all the benefit or detriment occasioned by decreased or increased costs of performing the contracts. From time to time, Coltec accepts fixed-price contracts for products that have not been previously developed. In such cases, Coltec is subject to the risk of delays and cost overruns. Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, and certain marketing expenses related to the preparation of competitive bids and proposals, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the U.S. Government has no right to renegotiate any profits earned thereunder. In U.S. Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the U.S. Government is current, accurate and complete, the U.S. Government similarly has no right to renegotiate any profits earned thereunder. If the U.S. Government later conducts an audit of the contractor and determines that such data was inaccurate or incomplete and that the contractor thereby made an excessive profit, the U.S. Government may take action to recoup the amount of such excessive profit, plus treble damages, and take other enforcement actions. U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or for default of the contractor. Fixed-price type contracts provide for payment upon termination for items delivered to and accepted by the U.S. Government, and, if the termination is for convenience, for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses, and a reasonable profit on its costs incurred. However, if a contract termination is for default by the contractor (a) the contractor is paid such amount as may be agreed upon for completed and partially-completed products and services accepted by the U.S. Government, (b) the U.S. Government is not liable for the contractor's costs with respect to unaccepted items, and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts, and (c) the contractor may be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

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

CAPITAL EXPENDITURES

     Capital expenditures were $53.5 million in 1998 compared to $81.2 million in 1997 and $44.6 million in 1996, as Coltec continued to invest in capital improvements to increase efficiency, reduce costs, pursue new opportunities, expand product capacity and improve facilities. The level of capital expenditures has and will vary from year to year, affected by the timing of capital spending for production equipment for new products, periodic plant and facility expansion as well as cost reduction and labor efficiency programs. Capital expenditures during 1998 included amounts for enterprise resource planning systems at several divisions. Coltec estimates capital expenditures for 1999 to approximate $55.0 million, including amounts for equipment purchases related to capacity expansions and upgrades.

RESEARCH AND PATENTS

     Most divisions of Coltec maintain staffs of manufacturing and product engineers whose activities are directed at improving the products and processes of Coltec's operations. Manufactured and development products are subject to extensive tests at various divisional plants. Total research and development cost, including product development, was $57.9 million for 1998, $46.5 million for 1997 and $44.1 million for 1996.

     Coltec owns a number of United States and other patents and trademarks and has granted licenses under some of such trademarks. Management does not consider the business of Coltec as a whole to be materially dependent upon any patent, patent right or trademark.

YEAR 2000

     For a discussion of Year 2000 issues as they relate to Coltec, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

EMPLOYEE RELATIONS

     As of December 31, 1998, Coltec had approximately 9000 employees, of whom approximately 4,000 were salaried. Approximately 45% of the hourly employees are represented by unions for collective bargaining purposes. Three collective bargaining agreements covering approximately 150 employees will be negotiated during 1999. Union agreements relate, among other things, to wages, hours and conditions of employment, and the wages and benefits furnished are generally comparable to industry and area practices.

     In 1998, two collective bargaining agreements covering approximately 500 hourly employees were renegotiated. Coltec considers the labor relations of Coltec to be satisfactory, although it has experienced work stoppages from time to time in the past.

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

     For litigation relating to labor and other matters, see Item 3. "Legal Proceedings--Other Litigation."

ENVIRONMENTAL MATTERS

     Coltec's operations are subject to a variety of environmental laws. Coltec takes a proactive approach to comply with all environmental laws at its manufacturing operations and in proposing and implementing any remedial plans that may be necessary. Coltec is either in material compliance with all applicable regulations or is operating in accordance with the appropriate variances and compliance schedules or similar arrangements. Coltec has identified certain situations that will require future capital and non-capital expenditures to maintain or improve compliance with current environmental laws. The majority of the identified situations relate to remediation projects at former operating sites which have been sold or closed and primarily deal with soil and groundwater remediation.

     Coltec has been notified that it is among potentially responsible parties under the environmental laws for the costs of investigating and, in some cases remediating, contamination by hazardous materials at several sites. Such laws can impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination.

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

     Investigations have been completed for approximately 21 sites and continuing investigations are being done at approximately 10 sites. Accruals are provided for all sites based on the factors discussed above. As assessments progress and remediation plans are implemented, estimated costs become more fact-based and less judgment-based. These estimated costs are reviewed periodically and related liabilities are adjusted to reflect additional technical and legal information.

     Coltec currently estimates that its future non-capital expenditures related to environmental matters will range between $26.0 million and $55.0 million representing management's best estimate of probable non-capital expenditures. At December 31, 1998, Coltec had accrued $34.3 million for expenditures which are estimated to be incurred over the next 10 to 20 years. In addition, capital expenditures aggregating $5.0 million related to environmental matters may be required during the next two years. Although Coltec is pursuing insurance recovery in connection with certain of the underlying matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter. During 1998, costs associated with environmental remediation and ongoing assessment were not significant.

     Actual costs to be incurred for identified situations in future periods may vary from estimates, given inherent uncertainties in evaluating environmental exposures due to unknown conditions, changing government regulations and legal standards regarding liability and evolving related technologies. Subject to the imprecision in estimating future environmental costs, Coltec believes that compliance with current environmental laws at its operations and cleanup projects, will not require significant capital expenditures or have a material adverse effect on its consolidated results of operations or financial position.

ITEM 2. PROPERTIES.

     Coltec operates 64 manufacturing plants in 20 states in the U.S. and in Canada, Mexico, France, the United Kingdom, Australia, Germany and Poland. In addition, Coltec has other facilities throughout the United States and in various foreign countries, which include sales offices, repair and service facilities, light manufacturing and assembly facilities, administrative offices and warehouses.

     Certain information with respect to Coltec's significant manufacturing plants that are owned in fee, all of which (other than the New York and Ontario facilities) are encumbered pursuant to a credit agreement and related security documents between Coltec and certain banks, is set forth below:

                                                                                     APPROXIMATE
                                                                                     NUMBER OF       APPROXIMATE
SEGMENT                                                      LOCATION                SQUARE FEET     ACREAGE
-----------------------------------------------   -------------------------------    -----------     -----------

Aerospace......................................   West Hartford, Connecticut (a)       549,800            71
                                                  Euless, Texas                        442,000            42
                                                  Oakville, Ontario                    287,000            14
                                                  Mississauga, Ontario                 141,000             7

Industrial.....................................   Palmyra, New York                    682,000           137
                                                  Beloit, Wisconsin                    856,000            73
                                                  Longview, Texas                      205,000            43
                                                  Quincy, IL                           323,000            64

(a) Approximately 250,000 square feet are utilized by the Aerospace Segment with the balance leased to third parties.

     In addition to the owned facilities, certain manufacturing activities are conducted within leased premises, the largest of which is in the Industrial Segment, located in Germany, and covers approximately 137,000 square feet. Some of these leases provide for options to purchase or to renew such leases.

     Coltec's total manufacturing facilities presently being utilized aggregate approximately 4,885,800 square feet of floor area of which approximately 4,367,000 square feet of area are owned in fee and the balance is leased from third parties.

     Coltec leases approximately 35,000 square feet at 3 Coliseum Centre, 2550 West Tyvola Road, Charlotte, North Carolina, for its executive offices, and has renewal options under such lease through 2010.

     In the opinion of management, Coltec's principal properties, whether owned or leased, are suitable and adequate for the purposes for which they are used and are suitably maintained for such purposes. See Item 1, "Business--Environmental Matters" for a description of proceedings under applicable environmental laws regarding certain of Coltec's properties.

ITEM 3. LEGAL PROCEEDINGS.

ASBESTOS LITIGATION

     As of December 31, 1998 and 1997, two subsidiaries of Coltec were among a number of defendants (typically 15 to 40) in approximately 101,400 and 110,000 actions, respectively (including approximately 4,700 and 2,400 actions, respectively, in advanced stages of processing), filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During 1998, 1997 and 1996, these two subsidiaries of Coltec were named defendants in approximately 34,400, 38,200 and 39,900 new actions, respectively. Through December 31, 1998, approximately 244,000 of the approximately 345,400 total actions brought have been settled or otherwise disposed.

     The damages claimed for personal injury or death vary from case to case and in many cases plaintiffs seek $1 million or more in compensatory damages and $2 million or more in punitive damages from an extensive list of defendants. Although the law in each state differs to some extent, it appears, based on advice of counsel, that liability for compensatory damages would be shared among all responsible defendants, thus limiting the potential monetary impact of such judgments on any individual defendant.

     Following a decision of the Pennsylvania Supreme Court, in a case in which neither Coltec nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), Coltec settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Pennsylvania Supreme Court's ruling. Coltec has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. Coltec is currently receiving payments pursuant to this agreement. Coltec believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Payments were made by Coltec with respect to asbestos liability and related costs aggregating
$53.7 million in 1998, $59.2 million in 1997, and $71.3 million in 1996, substantially all of which were covered by insurance. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, Coltec recorded charges to operations amounting to $8.0 million in 1998, 1997 and 1996. The average cost to the Company for unreimbursed expenses and liability per case disposed was approximately $217 in 1998, $253 in 1997 and $404 in 1996.

     In accordance with Coltec's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where Coltec can reasonably estimate the cost to dispose of these actions. As of December 31, 1998, Coltec estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $116.5 million, and Coltec expects that this cost will be substantially covered by insurance.

     With respect to the 96,700 outstanding actions as of December 31, 1998 which are in preliminary procedural stages, Coltec lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to Coltec. The lawsuits are disposed of over a period of time ranging from one year to more than five years, with the majority being disposed of by the third year after filing. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, Coltec generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to Coltec, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

     Coltec believes that it will continue to receive some number of asbestos lawsuits into the foreseeable future. It is difficult, however, to predict the number of asbestos lawsuits that Coltec's subsidiaries will receive or the time frame in which they will be received. Coltec has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with Coltec's asbestos-related actions. Coltec is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, the jurisdiction in which a lawsuit is filed, the pendency of tort reform and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, Coltec believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of Coltec continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1.5 million. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users, who utilize the product for critical applications where no known substitutes exist or have been approved.

     Insurance coverage of a small non-operating subsidiary formerly distributing asbestos-bearing products is nearly depleted. Considering the foregoing, as well as the experience of Coltec's subsidiaries and other defendants, and given the substantial amount of other insurance coverage that Coltec expects to be available from its solvent carriers to cover the majority of its exposure, Coltec believes that pending and reasonably anticipated future actions are not likely to have a materially adverse effect on Coltec's consolidated results of operations or financial condition. Although the insurance coverage which Coltec has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1,

1984. Coltec's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

     In addition to claims for personal injury, Coltec's subsidiaries have been involved in an insignificant number of property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. Based upon the proceedings to date, the overwhelming majority of these claims have been resolved without a material adverse impact on Coltec. Likewise, the insignificant number of claims remaining to be resolved are not expected to have a materially adverse effect on Coltec's consolidated results of operations or financial condition.

     Coltec has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced states of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, Coltec has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheets were as follows at December 31, 1998 and 1997 (in thousands):

                                                                             1998        1997
                                                                           --------    --------
Accounts and notes receivable...........................................   $ 95,448    $ 56,039
Other assets............................................................     32,577      16,249
Accrued expenses........................................................     93,700      50,688
Other liabilities.......................................................     22,833       2,682

THE ALLIEDSIGNAL LITIGATION

     On February 26, 1999, AlliedSignal, Inc. filed a lawsuit in the U.S. District Court for the Northern District of Indiana against BFGoodrich, Coltec and Menasco Aerospace Ltd., a separately incorporated entity of Coltec conducting Coltec's landing gear business in Ontario, Canada. In its complaint, AlliedSignal alleges that the merger between BFGoodrich and Coltec would violate a long-term strategic alliance agreement between AlliedSignal and Coltec dated June 30, 1995. AlliedSignal further alleges that the merger would violate U.S. antitrust laws.

     In its complaint, AlliedSignal contends that the strategic alliance agreement requires Coltec/Menasco and AlliedSignal, for a period of ten years, to notify the other party of any request for a bid or contract for an aircraft landing gear system, to jointly develop proposals for any bid or contract requests, and, if either party is named as a landing systems integrator, to attempt to purchase components from the other party. Specifically, AlliedSignal alleges that, by their actions in connection with the proposed merger with BFGoodrich, Coltec and Menasco have breached and/or anticipatorily breached provisions of the strategic alliance agreement relating to non-competition, non-assignment and proprietary information. AlliedSignal has commenced an arbitration proceeding to adjudicate its contract claim and, in this complaint, seeks preliminary injunction of the merger pending the final resolution of the arbitration.

     In its antitrust claim, AlliedSignal alleges that the merger between BFGoodrich and Coltec may violate antitrust laws by lessening competition in the markets for landing gear structures, integrated landing gear systems and wheels and brakes and by lessening competition in innovation. AlliedSignal requests that the court permanently enjoin the merger between BFGoodrich and Coltec and Menasco and permanently enjoin BFGoodrich from acquiring any direct or indirect interest in either Coltec or Menasco. AlliedSignal's complaint also requests the court to award AlliedSignal costs and reasonable attorneys' fees in connection with its complaint.

     On March 15, 1999, the State of Indiana filed a motion to intervene in the lawsuit filed by AlliedSignal. This motion to intervene relates only to AlliedSignal's claim that the merger between BFGoodrich and Coltec violates antitrust law.

     Coltec intends to vigorously defend the lawsuit filed by AlliedSignal; however, the lawsuit and the motion to intervene could delay or prevent the merger.

OTHER LITIGATION

     In September 1983, the local employees' union at Menasco Canada Ltee. (now Coltec Aerospace Canada Ltd.) ("Menasco Canada"), a federation of trade unions and several member-employees filed a complaint in the Province of Quebec Superior Court against Menasco Canada, alleging, among other things, an illegal lock-out, failure to negotiate in good faith, interference with the affairs of the union and various violations of local law. The plaintiffs are collectively seeking approximately Cdn. $14.0 million in damages, and Menasco Canada has filed a cross-claim for Cdn. $21.0 million and has closed its operations in Quebec Province. Coltec does not believe that this action will have a material adverse effect on Coltec's consolidated results of operations or financial condition.

     On September 24, 1986, approximately 150 former salaried employees of Crucible Inc (a former subsidiary of Coltec) commenced an action claiming benefits under a corporate employment policy that had been established in 1962 and was terminated in 1972 by Coltec's Board of Directors. (George W. Henglein, et al. v. Colt Industries Operating Corporation Informal Plan for Plant Shutdown Benefits for Salaried Employees, et al., U.S. District Court for the Western District of Pennsylvania, 86-cv-2021). Plaintiffs alleged that the policy continued after the Board of Directors' action by reason of Coltec's failure to notify them of elimination of the employment policy. As a result of that failure to notify, the policy was converted into a welfare or pension benefit plan upon the passage of the Employee Retirement Income Security Act in 1974. Based upon the occurrence of this conversion, the plaintiffs were entitled to benefits in 1982 when the Crucible Inc operations in Midland, Pennsylvania closed.

     Following a non-jury trial in the U.S. District Court for the Western District of Pennsylvania, Coltec's motion to dismiss was granted and the plaintiffs appealed. The U.S. Court of Appeals for the Third Circuit remanded the case to the District Court directing it to make specific findings of fact and conclusions of law and also found for Coltec on the jurisdiction of the District Court. Coltec again moved for dismissal and again its motion to dismiss was granted by the District Court. This second decision of the District Court was appealed to the Court of Appeals and the case was again remanded to the District Court for additional findings as to the application of the law. On February 10, 1994, the District Court for the third time dismissed the plaintiffs' complaint and the plaintiffs appealed to the Court of Appeals. On September 26, 1994, the Third Circuit Court of Appeals for the third time remanded the case to the District Court. The Court of Appeals held the record established by plaintiffs in the District Court was insufficient so as to allow the Court of Appeals the ability to apply the appropriate legal standard. On November 4, 1994 the Court of Appeals denied Coltec's request for a rehearing. Coltec petitioned the U.S. Supreme Court for a writ of certiorari; its petition was denied in 1995. Coltec again moved for dismissal before the District Court based upon the holding of the Court of Appeals that plaintiffs had failed to establish their case at trial. The District Court denied the motion and sua sponte ordered a new trial de novo. A trial was held during July 1996 with both parties introducing evidence. A decision was rendered in 1997 finding the existence of an informal plan. The District Court remanded to the administrator of Coltec's employee benefit plans the duties of calculating the benefits due to those plaintiffs entitled.

     The District Court held that all but six of the named plaintiffs' claims were time barred. Both Coltec and plaintiffs filed timely notices of appeal. Notwithstanding its filing of a notice of appeal, defendant has claimed and so notified the Court of Appeals that it was of the opinion that the District Court's order was not final and thus not now appealable. In December 1997, plaintiffs concurred with Coltec's position. Coltec does not believe that this action will have a material adverse effect on Coltec's consolidated results of operations or financial condition.

     In addition to the litigation described above, there are various pending legal proceedings involving Coltec which are routine in nature and incidental to the business of Coltec. Coltec does not believe that these proceedings will have a material adverse effect on Coltec's consolidated results of operations or financial condition.

     The U.S. Government conducts investigations into procurement of defense contracts as a part of a continuing process. Under current federal law, if such investigations establish the existence of improper activities, among other matters, debarment or suspension of a company from participating in the procurement of defense contracts could result. These conditions are common to the aerospace and government industries in which Coltec participates and entail the risk of financial and other exposure. See Item 1. "Business--Contract

Risks." Coltec is not aware of any such investigation, nor is Coltec aware of any facts which, if known to investigators, might prompt any investigation.

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

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Coltec's common stock (symbol COT) is listed on the New York Stock Exchange and the Pacific Exchange. The high and low sales prices of Coltec's common stock as reported on the New York Stock Exchange for each calendar quarter during 1998 and 1997 were as follows:

                                                            1998                  1997
                                                        -------------         -------------
                                                        HIGH      LOW         HIGH      LOW
                                                        ----      ---         ----      ---
First quarter......................................      26 9/16  21 5/8       20 15/16  17 3/4
Second quarter.....................................      25 7/16  18 9/16      23        18 3/8
Third quarter......................................      21 5/8   14 1/8       24        20
Fourth quarter.....................................      20 1/2   13           24 13/16  19 1/2

     At December 31, 1998, there were 564 shareholders of record. Coltec paid no dividends on its common stock in 1998 or 1997 and no dividends are expected to be paid by Coltec on its common stock in 1999. Payment of dividends by Coltec is restricted by the terms of the credit agreement dated as of March 24, 1992, as amended and restated as of December 18, 1996 (the "Credit Agreement"), among Coltec, certain of its subsidiaries and various financial institutions. The Credit Agreement prohibits Coltec from authorizing, declaring or paying any dividends (other than, among other things, distributions on Coltec common stock or on the convertible preferred securities issued by Coltec Capital Trust) or repurchasing Coltec common stock or such convertible preferred securities, except, in any fiscal year, subject to certain limitations, Coltec may pay dividends or repurchase Coltec common stock or such convertible preferred securities in an amount equal to the greater of $7.5 million or 30% of Consolidated Net Income (as defined in the Credit Agreement) for the preceding fiscal year.

RECENT SALES OF UNREGISTERED SECURITIES.

   (i) In April 1998, Coltec issued $300,000,000 in aggregate principal amount of its 7 1/2% Senior Notes due 2008 (the "Senior Notes"). All of the Senior Notes were sold by Coltec in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), to Credit Suisse First Boston Corporation, BT Alex. Brown Incorporated, BancAmerica Robertson Stephens and NationsBanc Montgomery Securities LLC (the "initial note purchasers") in reliance on
       Section 4(2) of the Securities Act and Regulation D under the Securities Act. All of the Senior Notes were simultaneously sold by the initial note purchasers in transactions exempt from the registration requirements of the Securities Act to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to certain persons in offshore transactions in reliance on Regulation S under the Securities Act. The aggregate initial offering price for the Senior Notes was $299,541,000 and the aggregate discount to the initial note purchasers was $6,000,000.

   (ii) In April 1998, Coltec Capital Trust issued 3,000,000 of its 5 1/4% Convertible Preferred Securities, Term Income Deferrable Equity Securities (TIDES)SM* (the "Convertible Preferred Securities") with a stated value and liquidation preference of $50 per share. Coltec owns all of the outstanding common securities of Coltec Capital Trust. Each Convertible Preferred Security is convertible, at the option of the holder, into 1.7058 shares of Coltec common stock, subject to certain adjustments. All of the Convertible Preferred Securities were initially sold by Coltec Capital Trust in transactions exempt from the registration requirements of the Securities Act to Credit Suisse First Boston Corporation, Lehman Brothers Inc. and CIBC Oppenheimer Corp. (the "initial purchasers") in reliance on Section 4(2) of the Securities Act and Regulation D under the Securities Act. The Convertible Preferred Securities were simultaneously sold by the initial purchasers in transactions exempt from the registration requirements of the Securities Act to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to a limited number of institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) in reliance on Section 4(1) of the Securities Act. The aggregate initial offering price for the Convertible Preferred Securities was $150,000,000. Coltec paid the initial purchasers an aggregate fee of $4,140,000 as compensation for arranging the investment of the proceeds from the sale of the Convertible Preferred Securities.

     *The terms Term Income Deferrable Equity Securities (TIDES)SM and TIDESSM are registered servicemarks of Credit Suisse First Boston Corporation.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected consolidated financial data of Coltec and subsidiaries for the five years ended December 31, 1998.

                             COLTEC INDUSTRIES INC
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------------
                                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Statement of Earnings Data:                                  1998        1997        1996        1995        1994
                                                           --------    --------    --------    --------    --------
Net sales...............................................   $1,504.1    $1,314.9    $1,159.7    $1,099.6    $1,000.2
                                                           --------    --------    --------    --------    --------
Operating income (a)....................................      188.1       197.8       157.6       142.0       165.2
Interest expense, net...................................       53.4        54.0        74.9        89.9        89.5
Gain on divestiture.....................................       56.2          --          --          --          --
Income taxes............................................      (64.9)      (48.9)      (28.1)      (17.6)      (27.2)
Minority interest in net loss of subsidiary (net of
  tax)..................................................        3.7          --          --          --          --
                                                           --------    --------    --------    --------    --------
Earnings from continuing operations before extraordinary
  item (a)..............................................      122.3        94.9        54.6        34.5        48.5
Discontinued operations (b).............................         --          --        57.1        36.7        45.5
Extraordinary item (net of tax)(c)......................       (4.3)         --       (30.6)        (.3)       (1.5)
                                                           --------    --------    --------    --------    --------
Net earnings............................................   $  118.0    $   94.9    $   81.1    $   70.9    $   92.5
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
Earnings per common share: (d)
  Before extraordinary item.............................   $   1.81    $   1.42    $    .79    $    .49    $    .70
  Discontinued operations...............................         --          --         .82         .53         .65
  Extraordinary item....................................       (.06)         --        (.44)         --        (.02)
                                                           --------    --------    --------    --------    --------
  Net earnings..........................................   $   1.75    $   1.42    $   1.17    $   1.02    $   1.33
                                                           --------    --------    --------    --------    --------
                                                           --------    --------    --------    --------    --------
Balance Sheet Data (At End of Period):
Working capital.........................................   $  169.2    $  187.9    $  215.6    $  208.9    $  189.6
Total assets............................................    1,055.6       933.0       849.5       894.5       847.5
Total debt..............................................      582.6       759.4       720.3       945.8       970.1
Convertible Preferred Securities (f)....................      145.3          --          --          --          --
Shareholders' equity....................................     (300.3)     (359.2)     (417.0)     (453.8)     (525.6)

Other Operating Data:
Operating margin (a)....................................       12.5%       15.0%       13.6%       12.9%       16.5%
Cash provided by operating activities...................   $  142.3    $   61.4    $   49.5    $   91.0    $   98.2
Capital expenditures....................................       53.5        81.2        44.6        42.5        38.2
Depreciation of property, plant and equipment...........       34.0        29.7        27.0        26.8        25.3
Ratio of earnings to fixed charges (e)..................        4.0         3.5         2.1         1.6         1.8
Order backlog (at end of period)........................      922.0       875.6       678.3       657.1       594.2
Number of employees (at end of period)..................      8,820       9,072       8,153       8,213       8,387

                                                      (Footnotes on next page)

(Footnotes from previous page)

------------------
(a) Operating income for 1998 included charges of $42.0 million as follows:
    $25.0 million to recognize program costs during the ramp-up of the Boeing 777 program and a $2.0 million expense for training costs and Year
    2000 compliance for new computer systems in the Aerospace Segment; and $12.0 million to record additional warranty and legal reserves and $3.0 million expense for training costs and Year 2000 compliance for new computer systems in the Industrial Segment. Operating income for 1996 included a charge of $14.2 million related to the bankruptcy of a major aerospace customer (Fokker). Operating income for 1995 included a special charge of $27.0 million primarily to cover the costs of closing the Walbar compressor blade facility in Canada. The charge also covered selected workforce reductions throughout Coltec.

(b) See note 2 to consolidated financial statements.

(c) See note 3 to consolidated financial statements.

(d) Represents diluted earnings per common share. See note 5 to consolidated financial statements.

(e) For purposes of calculating the ratio of earnings to fixed charges, earnings are determined by adding fixed charges (excluding capitalized interest) and income taxes to earnings from continuing operations before extraordinary item. Fixed charges consist of interest expense, capitalized interest and that portion of rental expense deemed to be representative of the interest factor.

(f) See note 12 to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The financial review that follows is based on continuing operations, excluding the impact of the 1996 discontinued operations discussed in note 2 to consolidated financial statements, and Coltec's two operating segments, Aerospace and Industrial. Earnings per share information represents diluted earnings per common share (see note 5 to consolidated financial statements). The following discussion of operating results has been structured to provide an analysis from the perspective of Coltec as a whole, followed by a more detailed analysis for each operating segment. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, effective December 31, 1998. The Company's 1998 reportable segments under SFAS No. 131 are the same as segments previously reported in 1997 and 1996. The following are the major products in each operating segment:

     Aerospace: Menasco landing gear and flight control actuation systems; Walbar blades, vanes and discs for jet and other gas turbine engines; Chandler Evans fuel pumps and control systems; Delavan gas turbine products; Lewis Engineering cockpit instrumentation and sensors; AMI flight attendant seats.

     Industrial: Garlock seals, gaskets, packings, bearings, valves and tape; FM Engine large diesel and dual-fuel engines; Quincy air compressors; Delavan spray nozzles; France compressor products; Haber dies; Ortman Fluid Power cylinders.

PROPOSED MERGER WITH THE B. F. GOODRICH COMPANY

     On November 22, 1998, Coltec, BFGoodrich and a wholly owned subsidiary of BFGoodrich entered into an agreement and plan of merger. Under the terms of the merger agreement, this wholly owned subsidiary of BFGoodrich will merge with and into Coltec, with Coltec as the surviving corporation in the merger. Upon completion of the merger, each share of Coltec common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.56 of a share of BFGoodrich common stock. The merger is expected to be accounted for as a pooling of interests. The merger agreement has been approved by the boards of directors of both companies. Completion of the merger is subject to certain customary conditions, including, among others, approval of the merger agreement by the shareholders of both companies and the receipt of regulatory approvals. A special meeting of the shareholders of Coltec has been scheduled for April 9, 1999 at which the Coltec shareholders will consider and vote upon a proposal to approve and adopt the merger agreement.

SEGMENT INFORMATION

     The following table shows financial information by reportable segment for the five years ended December 31, 1998.

                                                                   YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                               --------      --------      --------      --------      --------
                                                                    (DOLLARS IN MILLIONS)
Net sales:
  Aerospace.................................   $  724.8      $  558.3      $  433.5      $  378.3      $  339.2
  Industrial................................      780.5         757.6         726.9         722.6         662.7
  Intersegment elimination(a)...............       (1.2)         (1.0)          (.7)         (1.3)         (1.7)
                                               --------      --------      --------      --------      --------
     Total..................................   $1,504.1      $1,314.9      $1,159.7      $1,099.6      $1,000.2
                                               --------      --------      --------      --------      --------
                                               --------      --------      --------      --------      --------
Operating income:
  Aerospace.................................   $   90.1 (f)  $   97.7 (e)  $   51.6 (d)  $   32.4 (c)  $   51.0
  Industrial................................      135.5 (f)     139.8 (e)     147.1         146.6         145.4
                                               --------      --------      --------      --------      --------
  Total segments............................      225.6         237.5         198.7         179.0         196.4
  Corporate unallocated(b)..................      (37.5)        (39.7)        (41.1)        (37.0)(c)     (31.2)
                                               --------      --------      --------      --------      --------
     Total..................................   $  188.1 (f)  $  197.8 (e)  $  157.6 (d)  $  142.0 (c)  $  165.2
                                               --------      --------      --------      --------      --------
                                               --------      --------      --------      --------      --------
Operating margin:
  Aerospace.................................       12.4%         17.5%         11.9%          8.6%         15.0%
  Industrial................................       17.4          18.5          20.2          20.3          21.9
     Total..................................       12.5%         15.0%         13.6%         12.9%         16.5%
Return on total assets:(g)
  Aerospace.................................       20.1%         22.3%         12.4%          8.3%         14.3%
  Industrial................................       37.1          45.0          51.2          49.1          53.3
     Total..................................       17.8%         21.2%         18.5%         15.9%         19.5%
Backlog:(h)
  Aerospace.................................   $  792.2      $  734.3      $  560.7      $  538.0      $  445.7
  Industrial................................      129.8         142.0         117.8         119.5         148.5
  Intersegment elimination..................         --           (.7)          (.2)          (.4)           --
                                               --------      --------      --------      --------      --------
     Total..................................   $  922.0      $  875.6      $  678.3      $  657.1      $  594.2
                                               --------      --------      --------      --------      --------
                                               --------      --------      --------      --------      --------

------------------
(a) Reflects elimination of intercompany sales between divisions in different segments.

(b) Represents corporate selling and administrative expense, including other income and expense that is not allocable to individual industry segments.

(c) Operating income for 1995 included a special charge of $27.0 million as follows: $23.4 million in the Aerospace Segment and $3.6 million in Corporate Unallocated. Excluding the special charge, operating income, operating margin and return on total assets for 1995 would have been $55.8 million, 14.7% and 13.4%, respectively, for Aerospace.

(d) Operating income for 1996 included a charge of $14.2 million related to the bankruptcy of a major aerospace customer (Fokker). Excluding this charge, operating income, operating margin and return on total assets for 1996 would have been $65.8 million, 15.2% and 18.1%, respectively, for Aerospace and $171.8 million, 15.9% and 22.0%, respectively, for Coltec.

(e) Operating income for 1997 included a special charge of $10.0 million for the restructuring of its Industrial Segment. In 1997 the remaining $10.0 million accrual for the 1995 special charge related to the Aerospace Segment was reversed.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)
(f) Operating income for 1998 included charges of $42.0 million as follows:
    $25.0 million to recognize program costs during the ramp-up of the Boeing 777 program and a $2.0 million expense for training costs and Year 2000 compliance for new computer systems in the Aerospace Segment; and $12.0 million to record additional warranty and legal reserves and $3.0 million expense for training costs and Year 2000 compliance for new computer systems in the Industrial Segment. Excluding these charges operating income, operating margin and return on assets for 1998 would have been $117.1 million, 16.2% and 26.1%, respectively, for Aerospace, $150.5 million, 19.3% and 41.2%, respectively, for Industrial and $230.1 million, 15.3% and 21.8%, respectively, for Coltec.

(g) Return on total assets is calculated for each segment by dividing annualized segment operating income by segment total assets at end of applicable period, and for Coltec by dividing Coltec's annualized operating income by total assets at end of applicable period.

(h) Of the $922.0 million backlog at December 31, 1998, $276.6 million was scheduled to be shipped after 1999.

RESULTS OF OPERATIONS--1998 COMPARED TO 1997

  Company Review

     Net sales for 1998 increased 14.4% to $1.50 billion from $1.31 billion for 1997 as a result of continued sales increases in the Aerospace Segment. Gross profit increased slightly to $423.3 million for 1998 from $416.6 million for 1997. Gross profit in 1998 was unfavorably affected by a charge of $25.0 million to recognize program costs associated with the development of Boeing programs and a charge of $12.0 million to record additional warranty and legal reserves. Excluding these charges, gross profit was $460.3 million for 1998 resulting in a 30.6% gross profit margin as compared to 31.7% in 1997. Although selling and administrative expenses totaled $235.2 million for 1998 ($230.2 million excluding a $5.0 million expense for Year 2000 compliance for new and existing computer systems) compared to $218.8 million for 1997, selling and administrative expenses decreased as a percentage of sales, 15.6% for 1998 (15.3% excluding Year 2000 expense) as compared to 16.6% for 1997.

     In the second quarter of 1998, Coltec performed a study of total revenue and costs for certain commercial aircraft programs. This study was performed on the Boeing 777 as the program reached its 200th shipset milestone. Based on this study which considered recent market conditions including normal market uncertainties related to shipping schedules beyond five years and expected future program efficiencies and related costs, Coltec's revised its total estimated revenue and costs for the Boeing 777 program. In accordance with the Coltec's accounting policy for commercial jet aircraft, Coltec reduced inventory by $25.0 million, which resulted in a charge of $25.0 million to current operations in 1998.

     Also in the second quarter of 1998, Coltec recorded a $12.0 million charge to establish additional warranty and legal reserves for claims and outstanding cases. Based on first time production of commercial engine applications, warranty claims escalated during the first six months of 1998. Based on the liability for individual claims and cases being probable and estimable, Coltec recorded a liability for these cases. In the last six months of 1998, two warranty claims were settled for a total of $4.6 million. None of the remaining claims or cases is expected to be individually material to Coltec's consolidated financial position or results of operations.

     In the second quarter of 1998, selling and administrative expenses included expenses of $5.0 million for Year 2000 compliance. After reviewing costs incurred for new computer systems scheduled to start up in the second quarter of 1998, Coltec determined that approximately $5.0 million of such costs related to items that should be expensed. These expenses primarily included certain consulting fees, software maintenance fees and training and travel costs.

     Operating income decreased to $188.1 million for 1998 from $197.8 million for 1997 as a result of $42.0 million of charges in the second quarter of 1998. Operating margin for 1998 was 12.5% (15.3% excluding $42.0 million of charges) compared to 15.0% for 1997.

     In May 1998, Coltec sold the capital stock of its Holley Performance Products subsidiary to Kohlberg & Co., L.L.C., a private merchant-banking firm, for $100 million in cash. The sale resulted in a pre-tax gain of $56.2 million, net of liabilities retained.

     Interest expense decreased slightly to $53.4 million in 1998 from $54.0 million for 1997. The effective tax rate was 34.0% in 1998 and 1997.

     In April 1998, Coltec privately placed $300.0 million principal amount of Senior Notes and $150.0 million liquidation value of Convertible Preferred Securities. The proceeds from the Senior Notes and Convertible Preferred Securities were used to reduce Coltec's indebtedness under its credit agreement. Distributions on the Convertible Preferred Securities were $3.7 million after-tax in 1998, which are classified as minority interest in net loss of subsidiaries in Coltec's consolidated statements of earnings.

     As a result of the foregoing, earnings before extraordinary item for 1998 were $122.3 million as compared to $94.9 million in 1997. Coltec incurred an extraordinary charge of $4.3 million, net of taxes, or $.06 per share in 1998 in connection with early debt repayment. Net earnings were $118.0 million in 1998, or $1.75 per share (diluted), compared to net earnings of $94.9 million, or $1.42 per share (diluted), in 1997.

  Segment Review--Aerospace

     Sales in 1998 for the Aerospace Segment totaled $724.8 million, increasing 29.8% from $558.3 million in 1997. At Menasco, sales increased by $89.0 million in 1998 as compared to 1997 due to rising commercial aircraft production. Menasco deliveries of main landing gear systems for the Boeing 737 increased from 196 shipsets in 1997 to 272 in 1998. Higher sales for Menasco also reflected increased shipments of fully integrated landing gear systems. Sales increases in 1998 were also driven by higher sales volumes of the engine components businesses primarily as a result of increased original equipment sales. The acquisition of AMI in June 1997 was a significant contributor to the increase in sales for 1998.

     Operating income for the Aerospace Segment for 1998 was $90.1 million ($117.1 million excluding 1998 charges totaling $27.0 million ($25.0 million to recognize program costs associated with development of Boeing programs and $2.0 million for Year 2000 compliance for new computer systems) as compared to $97.7 million for 1997. The increase, excluding charges, was also driven by generally higher sales volumes throughout the Aerospace Segment. Operating margins increased to 16.2% in 1998, excluding charges, from 15.7% in 1997 primarily due to increased production to absorb fixed costs and productivity initiatives.

  Segment Review--Industrial

     Industrial sales increased slightly to $780.5 million in 1998, from $757.6 in 1997. Sales were unfavorably impacted by the divestiture of Holley Performance Products, the effect of which was offset by Coltec's first quarter acquisitions. Continued economic weakness in Asia and South America and slower growth in key markets including pulp and paper, chemical, refining and steel, adversely affected industrial sales growth. As a result, Coltec's industrial businesses experienced modest sales increases, except for Delavan Spray Technologies which had a decrease in 1998 sales due to its relocation in late 1997.

     Operating income for the Industrial Segment was $135.5 million in 1998 compared to $139.8 million in 1997. Operating income in 1998 included charges of $12.0 million to record additional warranty and legal reserves and $3.0 million for Year 2000 compliance for new computer systems. Excluding these charges, the Industrial Segment operating income increased slightly to $150.5 million for 1998. Operating margin excluding the second quarter charges decreased slightly from prior periods due to lower operating margins on the 1998 acquisitions, although such acquisitions were accretive.

  Acquisitions and Divestitures

     In January 1998, Coltec acquired Marine & Petroleum Mfg., Inc.'s ("M&P") manufacturing facilities based in Texas for approximately $17.0 million and Tex-o-Lon and Repro-Lon for approximately $25.0 million. The M&P facilities produce flexible graphite and PTFE fluid sealing products used in the petrochemical industry. Tex-o-Lon manufactures, machines and distributes PTFE products, primarily for the semiconductor industry. Repro-Lon reprocesses PTFE compounds for the chemical and semiconductor industries. These acquisitions were combined into one division, Coltec Specialty Products, and are included in Coltec's Industrial Segment. The acquisitions were accounted for as purchases; accordingly, the purchase price, which was financed through available cash resources, was allocated to the acquired assets based upon their fair market values. The $31.7 million excess of the purchase price over net assets is being amortized over 25 years.

     In February 1998, Coltec purchased for $45.6 million the Sealing Division of Groupe Carbone Lorraine, which was segregated into two divisions within the Company's Industrial Segment. Cefilac, based in Saint Etienne and Montbrison, France, produces seals, gaskets and packings, metal o-rings and spiral-wound gaskets used in the chemical, power and refining industries. Helicoflex based in Columbia, South Carolina, produces metal o-rings and spring-loaded seals and metal c-rings. Helicoflex sealing products are specifically designed for equipment and processes exposed to high temperatures, cryogenic temperatures, high pressures, vacuum conditions, radioactive environments or corrosive applications. This acquisition was accounted for as a purchase and the purchase price, also financed through available cash resources, was allocated to the acquired assets based upon their fair market values. The $25.0 million excess of the purchase price over net assets is being amortized over 25 years.

     In August 1998, Coltec acquired from Federal-Mogul Corporation the 20% of Garlock Bearings that it did not previously own for approximately
$12.0 million. Garlock Bearings is a producer of self-lubricating bearings.

     In June 1997, Coltec acquired the assets of AMI, a Colorado-based manufacturer of flight attendant and cockpit seats for commercial aircraft, for approximately $25.0 million. The purchase agreement also includes contingent payments based on earning levels for the years ended December 31, 1997-2000. These contingent payments will be recorded as additional purchase price and amortized over the remaining life of goodwill. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, AMI's results are included in Coltec's consolidated financial statements since the date of acquisition. The purchase price, which was financed through available cash resources, has been allocated to the acquired assets based upon their fair market values. The $12.2 million excess of the purchase price over net assets is being amortized over 25 years.

     In October 1997, Coltec acquired the assets of the sheet rubber and conveyor belt business of Dana Corporation's Boston Weatherhead division for $28.0 million. The acquisition was accounted for as a purchase and its results are included in Coltec's consolidated financial statements since the date of acquisition. The purchase price, which was also financed through available cash resources, has been allocated to the acquired assets based upon their fair market values. The $6.9 million excess of the purchase price over net assets is being amortized over 25 years.

     The impact of these acquisitions was not material in relation to Coltec's consolidated results of operations or financial position. Consequently, pro forma information is not presented. Coltec also had several small acquisitions during 1998 and 1997, which were not material to Coltec's consolidated results of operations or financial position.

     In May 1998, Coltec sold the capital stock of its Holley Performance Products subsidiary to Kohlberg & Co., L.L.C., a private merchant banking firm, for $100 million in cash. The sale resulted in a pre-tax gain of $56.2 million, net of liabilities retained. The proceeds from this divestiture were applied toward reducing debt. In 1997, Holley had gross revenues and operating income of approximately $99.0 million and $8.0 million, respectively.

RESULTS OF OPERATIONS--1997 COMPARED TO 1996

  Company Review

     Net sales for 1997 increased 12.9% to $1.31 billion from $1.16 billion in 1996 primarily driven by increases in the Aerospace Segment. Gross profit increased to $416.6 million in 1997 from $348.6 million in 1996. In 1997 gross profit margin increased to 31.7% from 30.1% in 1996, primarily as a result of the 1996 bankruptcy of Fokker, a major aerospace customer. Selling and administrative expenses totaled $218.8 million, or 16.6%, of sales in 1997 compared to $191.0 million, or 16.5%, of sales (15.9% excluding the Fokker impact) in 1996. The increase resulted from costs associated with expanding Coltec's businesses, both domestically and internationally.

     Operating income amounted to $197.8 million in 1997 compared to $157.6 million for 1996. The 1996 amount includes the effect of the $14.2 million charge related to the bankruptcy of Fokker. Operating margin for 1997 was 15.0% and was 13.6% (14.8% excluding the effect of the charge related to Fokker) for 1996.

     Interest expense decreased 27.8% from $74.9 million in 1996 to $54.0 million in 1997 as a result of lower interest rates primarily from refinancing high-cost, fixed-rate debt with lower-cost, variable-rate bank debt, and a full year impact of applying a substantial portion of the proceeds from the 1996 second quarter sale of Coltec's automotive original equipment ("OE") components operations to debt reduction.

     The effective tax rate was 34.0% in 1997 and 1996.

     The 1996 results of discontinued operations reflect the aforementioned 1996 second quarter sale of the automotive OE components operations as well as the 1996 fourth quarter sale of Farnam Sealing Systems. Note 2 to the consolidated financial statements describes these transactions.

     The 1996 extraordinary charge of $30.6 million relates to the refinancing of high-cost, fixed-rate debt with lower-cost, variable-rate bank debt. In January and December 1996, Coltec redeemed $605.8 million of such high-cost debt.

     Net earnings and earnings from continuing operations were $94.9 million, or $1.42 per share, in 1997 while 1996 net earnings amounted to $81.1 million, or $1.17 per share, with earnings from continuing operations for 1996 of $54.6 million, or $0.79 per share. The 1996 charge related to Fokker impacted earnings by $0.13 per share. The reduction in interest expense increased earnings by $0.20 per share in 1997.

  Segment Review--Aerospace

     Sales in 1997 for the Aerospace Segment aggregated $558.3 million, a 28.8% increase over 1996 sales of $433.5 million. At Menasco, which represented approximately 50% of this increase, sales increased due to rising commercial aircraft production as well as improved military sales. Menasco deliveries of main landing gear systems for the Boeing 737 increased to 196 shipsets in 1997 from 72 shipsets in 1996, while military sales benefited primarily from higher shipset deliveries for the F-15 and F-16 programs (151 shipsets in 1997 versus 83 shipsets in 1996). At Chandler Evans, higher sales were primarily due to increased sales of spare parts while original equipment sales also improved. Aerospace Segment sales were favorably impacted by the acquisition of AMI in July 1997. Sales in 1997 for the other aerospace businesses increased due to increased sales volumes resulting from the continued strengthening of the commercial aircraft market and regional airlines.

     Operating income for the Aerospace Segment increased 48.5% to $97.7 million in 1997, including the reversal of $10.0 million of the 1995 special charge which primarily related to the closing of the Walbar compressor blade facility in Canada. In 1995, the special charge included amounts for contractual obligation with customers, which Coltec could not fulfill upon the closing of the facility and related legal fees. These amounts were reversed during 1997 because the customers did not enforce the contracts. Operating income was $65.8 million in 1996, excluding the 1996 charge for the Fokker bankruptcy. The Segment's operating margin for 1997 was 17.3% (15.7% excluding the special charge reversal) versus 15.2% in 1996 excluding the Fokker bankruptcy charge. At Menasco, operating margin was impacted by improved manufacturing efficiencies due to higher production. Chandler Evans realized higher margins due to higher after-market sales and selling price increases for certain products. The increase was also driven by higher sales volumes and improved margins for the other engine components businesses.

  Segment Review--Industrial

     Industrial Segment sales increased to $757.6 million in 1997 from $726.9 million in 1996. During 1997, the Quincy and Fairbanks Morse divisions had significant sales volume increases. The Fairbanks Morse increase was due to increased orders and the recovery from a ten-week strike in 1996. Garlock Sealing also experienced sales increases in part as a result of Coltec's acquisition of the sheet rubber and conveyor belt business from Dana Corporation's Boston Weatherhead division. The above increases, totaling approximately $35.0 million, were partially offset by lower sales volumes of $8.6 million at Holley.

     Operating income for the Industrial Segment was $139.8 million in 1997 ($149.8 million excluding the special charge of $10.0 million for restructuring costs in the Industrial Segment; see note 4 to the consolidated financial statements) compared to $147.1 million in 1996. The Industrial Segment's operating margin for 1997 was 18.5% (19.8% before the $10.0 million special charge) compared to 20.2% in 1996. Operating income increased for Quincy and Fairbanks Morse by approximately $10.0 million due to the higher sales volumes as mentioned above while Garlock's income was impacted by approximately
$2.0 million of increased costs related to international initiatives. Holley's operating income was $4.7 million lower primarily as a result of decreased sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Coltec generated cash from operations of $142.3 million in 1998 compared to $61.4 million in 1997. The increase in operating cash flows stemmed from the increase in net earnings and depreciation and amortization, the decrease in payments of liabilities of discontinued operations in 1998, and special charge payments made in 1997. The cash flow generated by the decrease in inventory was offset by the increase in accounts receivable. Working capital at December 31, 1998 of $169.2 million was $18.7 million lower than year-end 1997 as a result of the decrease in inventory. The 1998 ratio of current assets to current liabilities was 1.62 compared to 1.78 in 1997. Cash and cash equivalents increased to $21.8 million in 1998 from $14.7 million in 1997.

     In 1998 Coltec invested $53.5 million in capital expenditures compared to $81.2 million in 1997. Coltec invested $94.2 million and $60.7 million in 1998 and 1997, respectively, in business acquisitions (see note 2 to consolidated financial statements).

     Coltec used $87.4 million in financing activities in 1998. In April 1998, Coltec sold $300.0 million of Senior Notes and $150.0 million of Convertible Preferred Securities (see note 12 to consolidated financial statements). The proceeds from the Senior Notes and Convertible Preferred Securities, which are effectively guaranteed by Coltec, were used to reduce Coltec's indebtedness under its revolving credit facility. In 1998, the Company repurchased
$51.4 million of treasury stock. 1997 financing activities generated
$80.2 million primarily from the $82.5 million proceeds from sale of accounts receivable. The purchase of $42.7 million of treasury stock in 1997 was offset by a $39.5 million net increase in Coltec's revolving credit facility. Financing activities in 1996 used cash of $323.0 million. A substantial portion of the proceeds from the 1996 second quarter sale of Coltec's automotive OE components operations was applied to debt reduction. During 1996, Coltec refinanced $617.0 million of high-cost, fixed-rate debt with lower-cost, variable-rate bank debt. Coltec also purchased treasury stock with a cost of $46.4 million in 1996.

  Capital Expenditures

     Capital expenditures were $53.5 million in 1998 compared to $81.2 million in 1997 and $44.6 million in 1996, as Coltec continued to invest in capital improvements to increase efficiency, reduce costs, pursue new opportunities, expand production capacity and improve facilities. The level of capital expenditures has and will vary from year to year, affected by the timing of capital spending for production equipment for new products, periodic plant and facility expansion, and cost reduction and labor efficiency programs. Capital expenditures during 1998 included amounts for enterprise resource planning systems at several divisions. Coltec estimates capital expenditures for 1999 to approximate $55.0 million, including amounts for equipment purchases related to capacity expansions and upgrades.

  Environmental Matters

     Coltec's policy is to accrue environmental remediation costs when it is both probable that a liability was incurred and the amount can be reasonably estimated. Coltec currently estimates that its future non-capital expenditures related to environmental matters will range between $26.0 million and $55.0 million representing management's best estimate of probable non-capital expenditures. Investigations have been completed for approximately 21 sites and continuing investigations are being done at approximately 10 sites. Accruals are provided for all sites based on the factors discussed above. As assessments progress and remediation plans are implemented, estimated costs become more fact-based and less judgment-based. These estimated costs are reviewed periodically and related liabilities are adjusted to reflect additional technical and legal information. In connection with these environmental expenditures, Coltec had accrued $34.3 million at December 31, 1998 representing management's best estimate of probable non-capital expenditures. These non-capital expenditures are estimated to be incurred over the next 10 to 20 years. In addition, capital expenditures aggregating $5.0 million may be required during the next two years related to environmental matters. Although Coltec is pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matter. During 1998, costs associated with environmental remediation and ongoing assessment were not significant. See note 16 to consolidated financial statements.

  Asbestos Litigation

     Coltec and certain of its subsidiaries are defendants in various lawsuits involving asbestos-containing products. See note 16 to consolidated financial statements. Based on the factors discussed in such notes as well as the experience of Coltec's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the substantial amount of insurance coverage that Coltec expects to be available from its solvent carriers, Coltec believes that pending and reasonably anticipated future actions are not likely to have a material effect on Coltec's consolidated results of operations or financial condition.

  Other Commitments and Contingencies

     Liabilities of discontinued operations at December 31, 1998 of $140.0 million relate to contingent contractual obligations, reserves for postretirement benefits and other future estimated costs for various discontinued operations. Coltec expects future cash payments will extend at least over the next five to ten years.

     Consistent with industry practice, Coltec uses the program method of accounting for long-term commercial jet aircraft programs. The program method of accounting involves the use of various estimates related to total program revenues and costs. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of shipset deliveries. Also included are assumptions relative to future labor performances and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. Coltec reevaluates its estimates periodically and reflects changes in estimates in current operations.

  Year 2000

     As is the case with most other companies, Coltec recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 date transition and is faced with the task of addressing related issues. With senior management accountability and corporate staff guidance, all operating units have completed the assessment phase with respect to information technology ("IT") systems, facilities equipment and products and are in varying stages of plan implementation to address Coltec's Year 2000 issues. With regard to IT systems, facilities equipment and products, Coltec is more than approximately 70%, 80% and 95% complete, respectively, with its total planned efforts including implementation and testing. Coltec expects that its implementation and testing efforts will be substantially complete by September 1999. Coltec is also evaluating whether the Year 2000 transition issues resulting from relationships with customers, suppliers and other constituents will have an impact on Coltec's results of operations, financial condition or cash flows. Coltec has initiated formal communication with its active suppliers to determine the extent to which Coltec is vulnerable to suppliers and customers who fail to address their own Year 2000 issues.

     Coltec estimates that total IT system expenditures (including all computer systems replaced since January 1, 1997) will approximate $32.0 million, which will be funded from operating cash flows. At December 31, 1998, approximately $28.0 million of the $32.0 million had been incurred, $23.0 million of which has been capitalized since January 1, 1997 and $5.0 million of Year 2000 costs was expensed in 1998. The remaining costs of modifying its existing software for the Year 2000 date transition should have an immaterial impact on consolidated operating results. The costs of the project and the date on which Coltec plans to complete Year 2000 compliance efforts are based on management's best estimates, which were derived from assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors. There can be no assurance that these assumptions will prove to be accurate, and actual results could differ materially from those currently anticipated.

     Although Coltec believes that its critical systems will be fully compliant prior to year-end 1999, Coltec also believes that prudent business practices call for the development of contingency plans. Coltec has Year 2000 contingency plans in place. Coltec will continually assess these contingency plans during 1999. Such contingency plans primarily address mitigating the impact of internal system and third party failures.

     Based on the nature and diversity of Coltec's business operations, a worst case scenario may be that one or more significant customers or key suppliers suffers a business disruption. Because of Coltec's varied customer and supplier base it is unlikely that such an occurrence would result in a significant loss of sales for any period of time. Unless there is a disruption of power supply affecting more than one of Coltec's major divisions, customers or suppliers, Coltec does not expect the Year 2000 transition to have a material adverse effect on its consolidated results of operation, financial position or cash flows. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on Coltec's consolidated results of operations, financial position or cash flows or adversely affect Coltec's relationships with suppliers, customers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on Coltec's consolidated results of operations, financial position or cash flows.

  Financial Resources

     At December 31, 1998, total debt was $582.6 million compared with $759.4 million at year-end 1997. In February 1998, Coltec amended its revolving credit facility to increase the commitment thereunder from $850 million to $900 million. The revolving credit facility was further amended in April 1998 to allow Coltec to issue the $300.0 million of Senior Notes and $150.0 million of Convertible Preferred Securities, to provide that the Senior Notes would be secured equally and ratably with the lenders under the revolving credit facility and to provide that the total commitment under the revolving credit facility would be reduced by two-thirds of the gross proceeds to Coltec from the Senior Notes and Convertible Preferred Securities which amounted to a $300.0 million reduction. In December 1997, Coltec amended the revolving credit facility to establish an $80.0 million sublimit for Canadian borrowings. The revolving credit facility also provides for a maximum issuance of $125.0 million for letters of credit. At December 31, 1998, $239.5 million of borrowings and $14.2 million of letters of credit were outstanding under the revolving credit facility, leaving availability of $346.3 million. Coltec believes that internally generated funds and borrowings available under the revolving credit facility will be sufficient to meet its foreseeable working capital, capital expenditure and debt service requirements.

     Coltec has entered into interest rate swap agreements to reduce (hedge) the impact of interest rate changes for variable rate borrowings under its revolving credit facility. At December 31, 1998, the agreements included an aggregate notional amount of $280.0 million, fixed interest rates ranging from 5.78% to 6.40% and maturity dates ranging from January 2000 to October 2002. At
December 31, 1997, the agreements included an aggregate notional amount of $405.0 million, fixed interest rates ranging from 5.78% to 6.40% and maturity dates ranging from April 1998 to October 2002. The interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. Coltec's hedging activities had an immaterial impact on consolidated operating results for the years ended December 31, 1998 and 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Coltec utilizes forward exchange contracts to hedge U.S. dollar-denominated sales, under long-term contracts, of certain Canadian subsidiaries. Coltec does not engage in speculation. Coltec's forward exchange contracts do not subject Coltec to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the sales and related receivables being hedged. At December 31, 1998 and 1997, Coltec had $120.5 million and $162.0 million, respectively, of notional value forward exchange contracts, denominated in Canadian dollars. The contracts have varying maturities with none exceeding five years. Gains and losses on forward exchange contracts are deferred and recognized in cost of sales over the life of the underlying long-term contract being hedged.

     Coltec's currency rate exposure on its remaining foreign subsidiaries at December 31, 1998 would not materially affect the consolidated financial position, results of operations or cash flows of Coltec.

     Coltec has entered into interest swap agreements to reduce (hedge) the impact of interest rate changes for variable rate borrowings under its revolving credit facility and its agreement to sell accounts receivable on a revolving basis (see note 6 to consolidated financial statements). At December 31, 1998, the agreements included an aggregate notional amount of $280.0 million, fixed interest rates ranging from 5.78% to 6.40% and maturity dates ranging from January 2000 to October 2002.

  Interest Rate Risk

     The table below provides information about Coltec's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table represents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional values and weighted average interest rates by expected (contractual) maturity dates. Notional values are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998.

                                                                          EXPECTED MATURITY DATE
                                             --------------------------------------------------------------------------------
                                                                                                                       FAIR
                                              1999     2000       2001       2002     2003   THEREAFTER    TOTAL      VALUE
                                             ------   -------   --------   --------   ----   ----------   --------   --------
                                                                              (IN THOUSANDS)
Debt
 Fixed Rate................................  $5,127   $11,394   $  3,128   $  1,991   $833    $320,632    $343,105   $358,938
 --Avg. Interest Rate......................     6.5%      7.5%       2.4%        .3%    .6%        7.5%        7.2%
Variable Rate..............................      --        --    239,500         --     --          --     239,500    239,500
 --Avg. Interest Rate......................      --        --        5.6%        --     --          --         5.6%
Interest Rate Swaps
 Variable to Fixed.........................      --    50,000     40,000    190,000     --          --     280,000    (10,909)
 Average Pay Rate..........................      --     5.780%     6.112%     6.151%    --          --       6.079%
 Average Receive Rate......................      --     5.065%     5.072%     5.107%    --          --       5.094%

  Exchange Rate Risk

     The table below provides information about Coltec's Canadian dollar-denominated forward exchange contracts. The table presents the notional values, fair values and average hedge rates by expected (contractual) maturity dates. These notional values generally are used to calculate the contractual payments to be exchanged under the contract.

               CURRENCY SOLD                   CURRENCY RECEIVED     1999      2000       2001     2002    2003     TOTAL
--------------------------------------------   -----------------    ------    -------    ------    ----    ----    --------
                                                                                        (IN THOUSANDS)
Forward Contracts:
U.S. Dollar.................................   Canadian Dollar
 Notional Value.............................                        63,840     32,645    24,000     --      --     (120,485)
 Fair Value.................................                        (5,676)    (3,623)   (3,105)    --      --      (12,404)
 Avg. Hedge Rate............................                         1.392      1.360     1.330     --      --        1.371

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             COLTEC INDUSTRIES INC
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................................................   $1,504,054    $1,314,869    $1,159,691
Cost of sales...........................................................    1,080,731       898,269       811,123
                                                                           ----------    ----------    ----------
Gross profit............................................................      423,323       416,600       348,568
Selling and administrative..............................................      235,204       218,808       190,993
                                                                           ----------    ----------    ----------
Operating income........................................................      188,119       197,792       157,575
Gain on divestiture.....................................................       56,194            --            --
Interest expense and other, net.........................................      (53,438)      (54,043)      (74,894)
                                                                           ----------    ----------    ----------
Earnings from continuing operations before income taxes, minority
  interest in net loss of subsidiary and extraordinary item.............      190,875       143,749        82,681
Income taxes............................................................      (64,898)      (48,875)      (28,111)
Minority interest in net loss of subsidiaries (net of tax)..............       (3,684)           --            --
                                                                           ----------    ----------    ----------
Earnings from continuing operations before extraordinary item...........      122,293        94,874        54,570
Discontinued operations (net of tax)
  Income from operations................................................           --            --        19,252
  Gain on sale..........................................................           --            --        37,931
                                                                           ----------    ----------    ----------
       Total discontinued operations....................................           --            --        57,183
                                                                           ----------    ----------    ----------
Extraordinary item (net of tax).........................................       (4,326)           --       (30,614)
                                                                           ----------    ----------    ----------
Net earnings............................................................   $  117,967    $   94,874    $   81,139
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Basic earnings per common share
  Before extraordinary item.............................................   $     1.88    $     1.44    $      .79
                                                                           ----------    ----------    ----------
  Discontinued operations
     Income from operations.............................................           --            --           .28
     Gain on sale.......................................................           --            --           .55
                                                                           ----------    ----------    ----------
       Total discontinued operations....................................           --            --           .83
                                                                           ----------    ----------    ----------
  Extraordinary item....................................................         (.07)           --          (.44)
                                                                           ----------    ----------    ----------
  Net earnings..........................................................   $     1.81    $     1.44    $     1.18
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Weighted-average common shares..........................................       65,090        65,896        69,091
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Diluted earnings per common share
  Before extraordinary item.............................................   $     1.81    $     1.42    $      .79
                                                                           ----------    ----------    ----------
  Discontinued operations
     Income from operations.............................................           --            --           .28
     Gain on sale.......................................................           --            --           .54
                                                                           ----------    ----------    ----------
       Total discontinued operations....................................           --            --           .82
                                                                           ----------    ----------    ----------
  Extraordinary item....................................................         (.06)           --          (.44)
                                                                           ----------    ----------    ----------
  Net earnings..........................................................   $     1.75    $     1.42    $     1.17
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Diluted weighted-average common shares..................................       69,443        66,911        69,376
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             COLTEC INDUSTRIES INC
                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                  ---------------------------------
                                                                                           1998
                                                                                  ---------------------------------
                                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                    ASSETS
Current assets:
  Cash and cash equivalents....................................................              $    21,785
  Accounts and notes receivable, net of allowance of $3,109 in 1998 and $2,894
     in 1997...................................................................                  148,185
  Inventory, net...............................................................                  236,003
  Deferred income taxes........................................................                   20,464
  Other current assets.........................................................                   15,612
                                                                                             -----------
Total current assets...........................................................                  442,049
Property, plant and equipment, net.............................................                  306,642
Costs in excess of net assets acquired, net....................................                  214,647
Other assets...................................................................                   92,310
                                                                                             -----------
                                                                                             $ 1,055,648
                                                                                             -----------
                                                                                             -----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt............................................              $     5,127
  Accounts payable.............................................................                   91,595
  Accrued expenses.............................................................                  171,084
  Current portion of liabilities of discontinued operations....................                    4,999
                                                                                             -----------
Total current liabilities......................................................                  272,805
Long-term debt.................................................................                  577,478
Deferred income taxes..........................................................                  139,909
Other liabilities..............................................................                   85,490
Liabilities of discontinued operations.........................................                  134,995
Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary Coltec Capital Trust holding solely convertible junior
  subordinated debentures of the company.......................................                  145,293
Commitments and contingencies
Shareholders' equity:
  Preferred stock--$.01 par value, 2,500,000 shares authorized, issued and outstanding--none
  Common stock--$.01 par value, 100,000,000 shares authorized, 70,583,695 and
     70,501,948 shares issued at December 31, 1998 and 1997, respectively
     (excluding 25,000,000 shares held by a wholly owned subsidiary)...........                      706
  Capital surplus..............................................................                  643,615
  Retained deficit.............................................................                 (795,356)
Unearned compensation..........................................................                   (2,671)
Accumulated other comprehensive income (loss)..................................                  (18,688)
                                                                                             -----------
                                                                                                (172,394)
Less cost of 7,526,960 and 4,666,406 shares of common stock in treasury at
  December 31, 1998 and 1997, respectively.....................................                 (127,928)
                                                                                             -----------
                                                                                                (300,322)
                                                                                             -----------
                                                                                             $ 1,055,648
                                                                                             -----------
                                                                                             -----------


                                                                                         1997
                                                                                 ---------------------------------

                                    ASSETS
Current assets:
  Cash and cash equivalents....................................................              $  14,693
  Accounts and notes receivable, net of allowance of $3,109 in 1998 and $2,894
     in 1997...................................................................                120,311
  Inventory, net...............................................................                256,736
  Deferred income taxes........................................................                 15,195
  Other current assets.........................................................                 20,508
                                                                                             ---------
Total current assets...........................................................                427,443
Property, plant and equipment, net.............................................                287,619
Costs in excess of net assets acquired, net....................................                157,751
Other assets...................................................................                 60,221
                                                                                             ---------
                                                                                             $ 933,034
                                                                                             ---------
                                                                                             ---------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt............................................              $   1,811
  Accounts payable.............................................................                 93,799
  Accrued expenses.............................................................                138,969
  Current portion of liabilities of discontinued operations....................                  4,999
                                                                                             ---------
Total current liabilities......................................................                239,578
Long-term debt.................................................................                757,578
Deferred income taxes..........................................................                 79,229
Other liabilities..............................................................                 72,592
Liabilities of discontinued operations.........................................                143,218
Company-obligated, mandatorily redeemable convertible preferred securities of subsidiary Coltec Capital Trust holding solely convertible junior
  subordinated debentures of the company.......................................                     --
Commitments and contingencies
Shareholders' equity:
  Preferred stock--$.01 par value, 2,500,000 shares authorized, issued and outstanding--none
  Common stock--$.01 par value, 100,000,000 shares authorized, 70,583,695 and
     70,501,948 shares issued at December 31, 1998 and 1997, respectively
     (excluding 25,000,000 shares held by a wholly owned subsidiary)...........                    705
  Capital surplus..............................................................                642,828
  Retained deficit.............................................................               (912,029)
Unearned compensation..........................................................                 (2,721)
Accumulated other comprehensive income (loss)..................................                 (8,391)
                                                                                             ---------
                                                                                              (279,608)
Less cost of 7,526,960 and 4,666,406 shares of common stock in treasury at
  December 31, 1998 and 1997, respectively.....................................                (79,553)
                                                                                             ---------
                                                                                              (359,161)
                                                                                             ---------
                                                                                             $ 933,034
                                                                                             ---------
                                                                                             ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             COLTEC INDUSTRIES INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                 1998        1997         1996
                                                                               --------    ---------    ---------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
Net earnings................................................................   $117,967    $  94,874    $  81,139
Adjustments to reconcile net earnings to cash provided by operating activities:
  Gain on divestitures......................................................    (56,194)          --      (66,791)
  Extraordinary item........................................................      6,554           --       51,001
  Depreciation and amortization.............................................     47,947       38,415       36,014
  Deferred income taxes.....................................................     56,616       24,791       39,146
  Payments of liabilities of discontinued operations........................     (8,223)     (25,052)     (19,563)
  Special charge payments...................................................         --      (11,746)      (6,309)
  Foreign currency translation adjustment...................................     (8,364)      (5,594)         665
  Other operating items.....................................................     (2,958)      (6,951)      (4,370)
  Changes in assets and liabilities, net of effects from acquisitions and divestitures:
     Accounts and notes receivable..........................................    (40,254)      (4,263)     (42,602)
     Inventories............................................................     17,776      (42,508)       2,704
     Other current assets...................................................      2,131        3,455         (617)
     Accounts payable.......................................................     (2,982)      35,963          (55)
     Accrued expenses.......................................................     26,379      (18,972)     (21,302)
     Accrued pension liability..............................................    (14,076)     (20,993)         443
                                                                               --------    ---------    ---------
Cash provided by operating activities.......................................    142,319       61,419       49,503
                                                                               --------    ---------    ---------
Cash flows from investing activities:
Proceeds from divestitures..................................................    100,000           --      329,113
Capital expenditures........................................................    (53,545)     (81,218)     (44,550)
                                                                               --------    ---------    ---------
Acquisition of businesses...................................................    (94,242)     (60,711)          --
                                                                               --------    ---------    ---------

Cash provided by (used in) investing activities.............................    (47,787)    (141,929)     284,563
Cash flows from financing activities:
Proceeds from debt refinancing..............................................         --           --      542,000
Issuance of long-term debt, net.............................................    291,451          813           --
Issuance of convertible preferred securities, net...........................    143,999           --           --
Repayment of long-term debt.................................................    (24,265)      (8,113)    (622,582)
Increase (decrease) in revolving facility, net..............................   (458,000)      39,500     (196,000)
Purchase of treasury stock..................................................    (51,371)     (42,695)     (46,426)
Proceeds from sale of accounts receivable...................................     12,500       82,500           --
Proceeds from exercise of stock options.....................................      2,117        8,169           --
Other.......................................................................     (3,871)          --           --
                                                                               --------    ---------    ---------
  Cash provided by (used in) financing activities...........................    (87,440)      80,174     (323,008)
                                                                               --------    ---------    ---------
Increase (decrease) in cash and cash equivalents............................      7,092         (336)      11,058
Cash and cash equivalents--beginning of year................................     14,693       15,029        3,971
                                                                               --------    ---------    ---------
Cash and cash equivalents--end of year......................................   $ 21,785    $  14,693    $  15,029
                                                                               --------    ---------    ---------
                                                                               --------    ---------    ---------
Supplemental cash flow data:
  Cash paid for:
     Interest...............................................................   $ 52,742    $  50,207    $  74,870
     Income taxes...........................................................     18,325       19,327       27,667

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             COLTEC INDUSTRIES INC
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 ACCUMULATED
                                       COMMON STOCK                                 OTHER                        TREASURY STOCK
                                      ---------------   CAPITAL     RETAINED     COMPREHENSIVE   UNEARNED      ------------------
                                      SHARES   AMOUNT   SURPLUS      DEFICIT     INCOME (LOSS)  COMPENSATION   SHARES    AMOUNT
                                      ------   ------   --------   -----------   -------------  ------------   ------   ---------
                                                                             (IN THOUSANDS)
Balance, December 31, 1995..........  70,077    $701    $639,419   $(1,088,042)    $  (1,816)     $ (2,408)      (100)  $  (1,616)
  Net earnings......................                                    81,139
  Repurchase of common stock........                                                                           (3,129)    (46,426)
  Issuance of restricted stock, net.     322       3       3,941                                       272        (10)       (142)
  Exercise of stock options.........                        (139)                                                  56         642
  Minimum pension liability.........                                                  (3,200)
  Foreign currency translation
    adjustments.....................                                                     665
                                      ------    ----    --------   -----------     ---------      --------     ------   ---------
Balance, December 31, 1996..........  70,399     704     643,221    (1,006,903)       (4,351)       (2,136)    (3,183)    (47,542)
  Net earnings......................                                    94,874
  Repurchase of common stock........                                                                           (2,160)    (42,695)
  Issuance of restricted stock, net.     103       1       2,173                                      (585)        (4)        (51)
  Exercise of stock options.........                      (2,566)                                                 681      10,735
  Minimum pension liability.........                                                   1,554
  Foreign currency translation
    adjustments.....................                                                  (5,594)
                                      ------    ----    --------   -----------     ---------      --------     ------   ---------
Balance, December 31, 1997..........  70,502     705     642,828      (912,029)       (8,391)       (2,721)    (4,666)    (79,553)
  Net earnings......................                                   117,967
  Repurchase of common stock........                                                                           (3,051)    (51,371)
  Amortization of preferred stock
    issuance costs..................                                    (1,294)
  Issuance of restricted stock, net.      82       1       1,666                                        50
  Exercise of stock options.........                        (879)                                                 190       2,996
  Minimum pension liability.........                                                  (1,933)
  Foreign currency translation
    adjustments.....................                                                  (8,364)
                                      ------    ----    --------   -----------     ---------      --------     ------   ---------
Balance, December 31, 1998..........  70,584    $706    $643,615   $  (795,356)    $ (18,688)     $ (2,671)    (7,527)  $(127,928)
                                      ------    ----    --------   -----------     ---------      --------     ------   ---------
                                      ------    ----    --------   -----------     ---------      --------     ------   ---------

                                        TOTAL
                                      ---------

Balance, December 31, 1995..........  $(453,762)
  Net earnings......................     81,139
  Repurchase of common stock........    (46,426)
  Issuance of restricted stock, net.      4,074
  Exercise of stock options.........        503
  Minimum pension liability.........     (3,200)
  Foreign currency translation
    adjustments.....................        665
                                      ---------
Balance, December 31, 1996..........   (417,007)
  Net earnings......................     94,874
  Repurchase of common stock........    (42,695)
  Issuance of restricted stock, net.      1,538
  Exercise of stock options.........      8,169
  Minimum pension liability.........      1,554
  Foreign currency translation
    adjustments.....................     (5,594)
                                      ---------
Balance, December 31, 1997..........   (359,161)
  Net earnings......................    117,967
  Repurchase of common stock........    (51,371)
  Amortization of preferred stock
    issuance costs..................     (1,294)
  Issuance of restricted stock, net.      1,717
  Exercise of stock options.........      2,117
  Minimum pension liability.........     (1,933)
  Foreign currency translation
    adjustments.....................     (8,364)
                                      ---------
Balance, December 31, 1998..........  $(300,322)
                                      ---------
                                      ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------
                                                                                     1998       1997       1996
                                                                                   --------    -------    -------
                                                                                           (IN THOUSANDS)
Net earnings....................................................................   $117,967    $94,874    $81,139
Other comprehensive income (/loss), net of tax:
  Foreign currency translation adjustments......................................     (8,364)    (5,594)       665
  Minimum pension liability.....................................................     (1,933)     1,554     (3,200)
                                                                                   --------    -------    -------
       Other comprehensive income/(loss), net of tax............................    (10,297)    (4,040)    (2,535)
                                                                                   --------    -------    -------
Comprehensive income............................................................   $107,670    $90,834    $78,604
                                                                                   --------    -------    -------
                                                                                   --------    -------    -------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             COLTEC INDUSTRIES INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF ACCOUNTING POLICIES

  Organization:

     Coltec Industries Inc (the Company) is a diversified manufacturing company serving the aerospace and general industrial markets primarily in the United States, Canada and Europe.

  Basis of Presentation:

     Investments in which the Company has ownership of 50% or more of the voting common stock are consolidated in the financial statements. Intercompany accounts and transactions are eliminated.

     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

  Accounting Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

  Revenue Recognition:

     Revenue, including revenue under long-term commercial and government contracts and programs, is recorded at the time deliveries or customer acceptances are made and the Company has the contractual right to bill. The Company is involved in long-term government contracts which are accounted for on a percentage completed basis. However, the Company's long-term contracts primarily relate to commercial jet aircraft programs, which are planned, committed and facilitized based on long-term delivery forecasts. Cost of sales for jet aircraft programs is determined based on estimated average total cost and revenue for the respective programs based on shipset quantities representing what is believed to be conservative customer-produced market projections. Estimated program average costs and revenues are reviewed and assessed periodically, with changes in estimates recognized as adjustments to current operations.

     Program commitment quantities generally represent deliveries for the next three to five years, although initial program quantities for new programs can include orders and deliveries up to ten years. As of December 31, 1998 and 1997, the Company had delivered approximately 52% and 43%, respectively, of the total commitment quantities under these programs. The program method of accounting, an aerospace industry-developed and accepted practice, was adopted by the Company in the 1970's.

  Inventories:

     Inventories, including inventories under long-term commercial and government contracts and programs, are valued at the lower of cost or market. Cost elements included in inventory are material, labor and factory overhead, primarily using standard cost, which approximates actual cost. Cost on approximately 50% of the domestic inventory at December 31, 1998 and 1997 was determined on the last-in first-out basis. Cost on the remainder of the inventory is generally determined on the first-in first-out basis.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)
  Property, Plant and Equipment:

     Property, plant and equipment is carried at cost. Depreciation of plant and equipment is provided generally by using the straight-line method, based on estimated useful lives of the assets. The ranges of estimated useful lives used in computing depreciation for financial reporting are as follows:

Land improvements.................................................    5-40
Buildings and equipment...........................................   10-45
Machinery and equipment...........................................    3-20

     For leasehold improvements, the estimated useful life is the lesser of the asset life or the lease term.

     Renewals and betterments are capitalized by additions to the related asset accounts, while repair and maintenance costs are charged against earnings.

  Costs in Excess of Net Assets Acquired:

     It is the Company's policy to amortize the excess costs arising from acquisitions on a straight-line basis over periods not to exceed 40 years. As of December 31, 1998 the remaining weighted average life of the Company's goodwill was 25 years. In evaluating the value and future benefits of the excess costs arising from acquisitions, the recoverability from operating income is measured. Under this approach, the carrying value would be reduced if it is probable that management's best estimate of future operating income from related operations before amortization will be less than the carrying amount of the excess costs arising from acquisitions over the remaining amortization period. At December 31, 1998 and 1997, accumulated amortization related to all completed acquisitions was $83,082 and $74,013, respectively.

  Income Taxes:

     Income taxes are provided using the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

  Environmental Expenditures:

     Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued when it is probable that an obligation has been incurred and the amount can be reasonably estimated. Expenditures incurred for environmental compliance with respect to pollution prevention and ongoing monitoring programs are expensed as incurred. Expenditures that increase the value of the property are capitalized.

  Start-up Costs:

     Start-up costs related to new operations and new product lines are expensed as incurred.

  Legal Costs:

     Legal costs are expensed as incurred. However, when a contingent liability is recorded, at the time such liability becomes probable and can be reasonably estimated, estimated legal costs are included in the liability.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)
  Cash and Cash Equivalents:

     The Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

  Foreign Currency Translation:

     The financial statements of foreign subsidiaries were prepared in their respective local currencies and were translated into U.S. dollars at year-end rates for assets and liabilities and at monthly weighted-average rates for income and expenses. Translation adjustments are included in shareholders' equity in the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in net earnings. For 1998, 1997 and 1996, such transaction gains and losses were not significant.

  Impact of New Accounting Standard:

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

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing of or method of adoption. However, the statement could increase volatility in net income and other comprehensive income.

2. ACQUISITIONS AND DIVESTITURES

  Acquisitions

     In January 1998, the Company acquired certain Marine and Petroleum Mfg. Inc.'s manufacturing facilities based in Texas for approximately $17,000. The plants acquired produce flexible graphite and PTFE fluid sealing products used in the petrochemical industry. The Company also acquired Texas-based Tex-o-Lon and Repro-Lon for approximately $25,000. Tex-o-Lon manufactures, machines and distributes PTFE products, primarily for the semiconductor industry. Repro-Lon reprocesses PTFE compounds for the chemical and semiconductor industries. The acquisitions were accounted for as purchases; accordingly, the purchase price, which was financed through available cash resources, was allocated to the acquired assets based upon their fair market values. The $31,697 combined excess of the purchase price over net assets is being amortized over 25 years.

     In February 1998, the Company purchased the Sealing Division of Groupe Carbone Lorraine for $45,600. This division, with facilities in France and South Carolina, produces high-technology metallic gaskets used in the nuclear, petroleum and chemical industries. This acquisition was accounted for as a purchase and the purchase

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

2. ACQUISITIONS AND DIVESTITURES--(CONTINUED) price, also financed through available cash resources, was allocated to the acquired assets based upon their fair market values. The $25,042 excess of the purchase price over net assets is being amortized over 25 years.

     In August 1998, the Company acquired from Federal-Mogul Corporation the 20% of Garlock Bearings that it did not previously own for approximately $12,000. Garlock Bearings is a producer of self-lubricating bearings.

     In June 1997, the Company acquired the assets of AMI Industries Inc. (AMI), a Colorado-based manufacturer of flight attendant and cockpit seats for commercial aircraft, for approximately $25,000. The purchase agreement also includes contingent payments based on earning levels for the years ended December 31, 1997-2000. These contingent payments will be recorded as additional purchase price and amortized over the remaining life of goodwill. For financial statement purposes, the acquisition was accounted for as a purchase and, accordingly, AMI's results are included in the Company's consolidated financial statements since the date of acquisition. The purchase price, which was financed through available cash resources, has been allocated to the acquired assets based upon their fair market values. The $12,200 excess of the purchase price over net assets is being amortized over 25 years.

     In October 1997, the Company acquired the assets of the sheet rubber and conveyor belt business of Dana Corporation's Boston Weatherhead division for $28,000. The acquisition was accounted for as a purchase and its results are included in the Company's consolidated financial statements since the date of acquisition. The purchase price, which was also financed through available cash resources, has been allocated to the acquired assets based upon their fair market values. The $6,900 excess of the purchase price over net assets is being amortized over 25 years.

     The impact of these acquisitions was not material in relation to the Company's results of operations. Consequently, pro forma information is not presented. The Company also had several small acquisitions during 1998 and 1997, which were not material to the Company's financial position or results of operations.

  Divestitures

     In May 1998, the Company sold the capital stock of its Holley Performance Products subsidiary to Kohlberg & Co., L.L.C., a private merchant banking firm located in Mount Kisco, New York, for $100 million in cash. The sale resulted in a pre-tax gain of $56,194, net of liabilities retained.

     In June 1996, the Company sold Holley Automotive, Coltec Automotive and Performance Friction Products to Borg-Warner Automotive, Inc. for $296,522 in cash. In December 1996, Coltec sold Farnam Sealing Systems division to Meillor SA for $20,728 in cash and a note receivable for $3,000. The sale of these automotive original equipment (OE) components businesses resulted in an after-tax gain of $37,931 (net of income taxes of $25,332), net of liabilities retained, transaction costs and obligations relating to the sales. The sale of the automotive OE components businesses represented a disposal of the Company's Automotive Segment. Accordingly, the 1996 Consolidated Statement of Earnings was restated to reflect the operations of the automotive OE components businesses as a discontinued operation. Net sales of the discontinued automotive OE components businesses were $182,599 in 1996.

     In December 1996, the Company also sold the exhaust systems and components business of its Stemco division for $11,863 resulting in a pre-tax gain of $3,528. Such gain is reflected in the 1996 Consolidated Statement of Earnings in continuing operations. Net sales of the exhaust systems and components business were $18,085 in 1996.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

3. EXTRAORDINARY ITEM

     The Company incurred an extraordinary charge of $4,326, net of income taxes of $2,228, in the second quarter of 1998 in connection with early debt repayment.

     In 1996, the Company redeemed all of its outstanding 11 1/4% debentures and substantially all of its outstanding 9 3/4% and 10 1/4% senior notes at redemption prices ranging from 105.125% to 106.987% of par. The redemption of these notes including consent payments resulted in an extraordinary charge of $30,614, net of income taxes of $20,387.

4. SPECIAL CHARGES

     In 1995, the Company recorded a special charge of $27,000, primarily in the Aerospace Segment to cover the costs of closing the Walbar compressor blade facility in Canada. The facility was closed during 1996. The charge also covered selected workforce reductions throughout the Company. The special charge included costs to cover the cancellation of contractual obligations resulting from the decision to close the Walbar facility, asset write-downs, severance and employee-related costs and other costs necessary to implement the shutdown of the Walbar facility and selected workforce reductions throughout the Company.

     At December 31, 1997 all related costs had been charged and the remaining accrual was reversed. The activity in the related reserve through December 31, 1997 was as follows:

                                              CONTRACTUAL       ASSET
                                              OBLIGATIONS     WRITEDOWNS    SEVERANCE     OTHER      TOTAL
                                              ------------    ----------    ---------    -------    --------
1995 charge................................     $  9,065       $  7,845      $ 5,084     $ 5,006    $ 27,000
1995 activity..............................          (65)        (4,549)      (1,778)     (2,553)     (8,945)
                                                --------       --------      -------     -------    --------
December 31, 1995..........................        9,000          3,296        3,306       2,453      18,055
1996 activity..............................         (961)        (1,875)      (1,876)     (1,597)     (6,309)
                                                --------       --------      -------     -------    --------
December 31, 1996..........................        8,039          1,421        1,430         856      11,746
1997 activity..............................       (1,200)            --         (517)        (29)     (1,746)
Reversal...................................       (6,839)        (1,421)        (913)       (827)    (10,000)
                                                --------       --------      -------     -------    --------
December 31, 1997..........................     $     --       $     --      $    --     $    --    $     --
                                                --------       --------      -------     -------    --------
                                                --------       --------      -------     -------    --------

     In 1997, the Company recorded a special charge of $10,000, to cover the restructuring of its Industrial Segment. This special charge included the costs of closing its FMD Electronics operations in Roscoe, Illinois and its Ortman Fluid Power operations in Hammond, Indiana. The special charge also included the costs to restructure the Company's Industrial Segment businesses in Canada and Germany and certain termination costs related to the relocation of the Delavan Commercial Spray Technologies headquarters to North Carolina. The third quarter 1997 charge included costs resulting from cancellation of contractual obligations, asset writedowns, severance and employee-related costs and other costs to shut down these facilities that will not benefit future operations. The related reserve activity for the year ended December 31, 1997 was as follows:

                                                CONTRACTUAL      ASSET
                                                OBLIGATIONS     WRITEDOWNS    SEVERANCE    OTHER      TOTAL
                                                ------------    ----------    ---------    ------    -------
1997 charge..................................      $  641         $1,049       $ 5,425     $2,885    $10,000
1997 activity................................        (641)        (1,049)       (5,425)    (2,885)   (10,000)
                                                   ------         ------       -------     ------    -------
December 31, 1997............................      $   --         $   --       $    --     $   --    $    --
                                                   ------         ------       -------     ------    -------
                                                   ------         ------       -------     ------    -------

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

5. EARNINGS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings per Share, effective December 15, 1997. The Company's reported earnings per common share for 1996 equaled diluted earnings per share as set forth in SFAS No. 128. As a result, the Company's reported earnings per share for 1996 was not restated.

     Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share is computed by using the treasury stock method to determine shares related to stock options and restricted stock.

                                                                                    1998       1997        1996
                                                                                  --------    -------    --------
                                                                                          (IN THOUSANDS)
Income available to common shareholders before extraordinary item..............   $122,293    $94,874    $111,753
Dividends on convertible preferred securities, net of tax......................      3,684         --          --
                                                                                  --------    -------    --------
Income available to common shareholders before extraordinary item plus assumed
  conversions..................................................................    125,977     94,874     111,753
Extraordinary item, net of tax.................................................     (4,326)        --     (30,614)
                                                                                  --------    -------    --------
Net income available to common shareholders plus assumed conversions...........   $121,651    $94,874    $ 81,139
                                                                                  --------    -------    --------
                                                                                  --------    -------    --------
Basic weighted-average common shares...........................................     65,090     65,896      69,091
Stock options and restricted stock issued......................................        728      1,015         285
Convertible preferred securities...............................................      3,625         --          --
                                                                                  --------    -------    --------
Diluted weighted-average common and common equivalent shares...................     69,443     66,911      69,376
                                                                                  --------    -------    --------
                                                                                  --------    -------    --------

6. SALE OF ACCOUNTS RECEIVABLE

     In September 1997, the Company and certain of its subsidiaries sold their U.S. and Canadian customer trade receivables to CNC Finance LLC (CNC Finance), a wholly owned bankruptcy remote subsidiary of the Company. CNC Finance entered into a three-year agreement to sell without recourse, on a revolving basis, an undivided fractional ownership interest in the receivables, based on the level of eligible receivables, up to a maximum of $95,000 to a special purpose entity of a financial institution. At December 31, 1998 and December 31, 1997, $95,000 and $82,500, respectively, of the Company's receivables were sold under this agreement and the sale was reflected as a reduction of accounts receivable in the 1998 and 1997 Consolidated Balance Sheets. The undivided interests were sold at a discount, which was included in Interest expense and other, net in the 1998 and 1997 Consolidated Statements of Earnings.

7. INVENTORY

     Inventories consisted of the following at December 31, 1998 and 1997:

                                                                           1998        1997
                                                                         --------    --------
Finished goods........................................................   $ 42,447    $ 53,748
Work in process and finished parts....................................    154,707     158,937
Raw materials and supplies............................................     38,849      44,051
                                                                         --------    --------
     Total............................................................   $236,003    $256,736
                                                                         --------    --------
                                                                         --------    --------

     At December 31, 1998 and 1997, $48,939 and $54,441, respectively, of contract advances were offset against inventories under long-term commercial and government contracts and programs in the Consolidated Balance Sheets. Losses on commercial and government contracts and programs are recognized in full when identified.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

7. INVENTORY--(CONTINUED)
     Included in inventories are deferred production, engineering and tooling costs related to the Company's various long-term jet aircraft programs, which represent total costs incurred since the inception of the programs less the costs of units delivered based on the anticipated average costs of producing the total units provided for under these programs. At December 31, 1998 and 1997, inventories included $34,593 and $30,909, respectively, of deferred engineering costs; $15,863 and $26,457, respectively, of deferred production costs; and $10,975 and $15,850, respectively, of deferred tooling costs. Total costs incurred to date on long-term jet aircraft programs exceed the total cost of units delivered and in-process, based on the estimated average cost of all units to be delivered, by $61,430 and $73,216 at December 31, 1998 and 1997, respectively, and are being amortized over current and future deliveries for the respective program quantities. Certain engineering costs included in inventory are directly reimbursable from customers. At December 31, 1998 and 1997, $12,700 and $10,700, respectively, were reimbursable from customers.

     The excess of current cost over last-in, first-out cost at December 31, 1998 and 1997 was $19,251 and $22,022, respectively.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31, 1998 and 1997:

                                                                           1998        1997
                                                                         --------    --------
Land and improvements.................................................   $ 15,840    $ 14,517
Buildings and equipment...............................................    143,064     135,173
Machinery and equipment...............................................    507,636     486,335
Leasehold improvements................................................     11,530      12,209
Construction in progress..............................................     26,762      30,535
                                                                         --------    --------
     Total............................................................    704,832     678,769
Less accumulated depreciation.........................................    398,190     391,150
                                                                         --------    --------
     Total............................................................   $306,642    $287,619
                                                                         --------    --------
                                                                         --------    --------

9. ACCRUED EXPENSES

     Accrued expenses consisted of the following at December 31, 1998 and 1997:

                                                                           1998        1997
                                                                         --------    --------
Salaries, wages and employee benefits.................................   $ 30,543    $ 34,603
Taxes.................................................................      2,254      13,728
Interest..............................................................      9,543       7,115
Asbestos..............................................................     93,700      50,688
Other.................................................................     35,044      32,835
                                                                         --------    --------
     Total............................................................   $171,084    $138,969
                                                                         --------    --------
                                                                         --------    --------

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

10. INCOME TAXES

     Domestic and foreign components of earnings from operations before income taxes, minority interest in net loss of subsidiaries and extraordinary item were as follows for the years ended December 31, 1998, 1997 and 1996:

                                                              1998        1997        1996
                                                            --------    --------    --------
Domestic.................................................   $160,643    $114,517    $ 68,199
Foreign..................................................     30,232      29,232      14,482
                                                            --------    --------    --------
     Total...............................................   $190,875    $143,749    $ 82,681
                                                            --------    --------    --------
                                                            --------    --------    --------

     Income taxes on earnings from continuing operations were as follows for the years ended December 31, 1998, 1997 and 1996:

                                                              1998        1997        1996
                                                            --------    --------    --------
Current
  Domestic...............................................   $  5,941    $ 18,094    $ (2,912)
  Foreign................................................      3,544       6,872      13,634
                                                            --------    --------    --------
                                                               9,485      24,966      10,722
                                                            --------    --------    --------


Deferred
  Domestic...............................................     47,886      17,706      24,126
  Foreign................................................      7,527       6,203      (6,737)
                                                            --------    --------    --------
                                                              55,413      23,909      17,389
                                                            --------    --------    --------
     Total...............................................   $ 64,898    $ 48,875    $ 28,111
                                                            --------    --------    --------
                                                            --------    --------    --------

     As discussed in note 2 to consolidated financial statements, the Company sold its original equipment components businesses in 1996 resulting in income tax on the gain of the sale of $25,332. As discussed in note 3 to consolidated financial statements, the Company incurred extraordinary charges related to early retirement of debt resulting in income tax benefit of $2,228 in 1998 and $20,387 in 1996.

     Reconciliation of tax at the U.S. statutory income tax rate of 35% for the years ended December 31, 1998, 1997 and 1996 to income taxes on earnings from continuing operations was as follows:

                                                                 1998       1997       1996
                                                                -------    -------    -------
Tax at U.S. statutory rate...................................   $66,806    $50,312    $28,938
  Repatriation of non-U.S. earnings..........................    (1,923)    (1,195)     1,900
  Non-U.S. rate differential.................................       490      2,844      1,828
  Utilization of tax credits.................................    (1,500)      (997)    (1,104)
  Adjustment of reserves.....................................        32     (2,736)    (6,979)
  Other......................................................       993        647      3,528
                                                                -------    -------    -------
  Income taxes...............................................   $64,898    $48,875    $28,111
                                                                -------    -------    -------
Effective tax rate...........................................      34.0%      34.0%      34.0%
                                                                -------    -------    -------
                                                                -------    -------    -------

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

10. INCOME TAXES--(CONTINUED)
     The significant components of deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:

                                                                     1998                       1997
                                                            -----------------------    -----------------------
                                                            DEFERRED     DEFERRED      DEFERRED     DEFERRED
                                                              TAX          TAX           TAX          TAX
                                                             ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                                            --------    -----------    --------    -----------
Fixed asset basis adjustments............................   $     --     $  (8,391)    $     --     $  (5,948)
Excess tax over book depreciation........................         --       (28,119)          --       (21,828)
Book/tax differences on contract income..................         --       (26,613)          --       (24,230)
Employee benefit plans...................................     11,558            --        7,747            --
Accrued expenses and liabilities.........................      2,957            --       10,159            --
Capital transactions, net................................         --       (61,786)          --       (27,901)
Foreign tax credit carryforwards.........................         --            --        3,700            --
Other....................................................         --        (9,051)          --        (2,033)
                                                            --------     ---------     --------     ---------
                                                              14,515      (133,960)      21,606       (81,940)
Less valuation allowance.................................         --            --       (3,700)           --
                                                            --------     ---------     --------     ---------
     Total...............................................   $ 14,515     $(133,960)    $ 17,906     $ (81,940)
                                                            --------     ---------     --------     ---------
                                                            --------     ---------     --------     ---------

     The valuation allowance in 1997 is attributable to foreign tax credit carryforwards which were utilized in 1998.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

11. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1998 and 1997:

                                                                           1998        1997
                                                                         --------    --------
Credit Agreement(a)...................................................   $239,500    $697,500
9 3/4% senior notes due 1999(b).......................................      2,507       7,507
9 3/4% senior notes due 2000(c).......................................      7,405       7,405
7 1/2% senior notes due 2008(d).......................................    300,000          --
Other due 1999-2009...................................................     33,193      46,977
                                                                         --------    --------
                                                                          582,605     759,389
Less current portion..................................................      5,127       1,811
                                                                         --------    --------
                                                                         $577,478    $757,578
                                                                         --------    --------
                                                                         --------    --------

(a) The average interest rate was 6.5% and 6.7% for 1998 and 1997, respectively. In February 1998, the reducing revolving credit facility (the Credit Agreement), entered into with a syndicate of banks, was amended to increase the total commitment from $850,000 to $900,000. The Amended Credit Agreement was further amended in April, 1998 to reduce the total commitment from $900,000 to $600,000 (see note 12 to consolidated financial statements). The Credit Agreement provides up to $125,000 for the issuance of letters of credit. At December 31, 1998, $14,217 of letters of credit had been issued under the Credit Agreement. Obligations under the facility are secured by substantially all of the Company's assets. Borrowings under the facility bear interest, at the Company's option, at an annual rate equal to the base rate or the Eurodollar rate plus 0.50%. The base rate is the higher of the Federal Reserve reported certificate of deposit rate and the prime lending rate. Letter of credit fees of 0.50% are payable on outstanding letters of credit and a commitment fee of 0.1875% is payable on the unutilized facility.
   The Company has entered into interest rate swaps to reduce (hedge) the impact of interest rate changes for variable rate borrowings under its credit facility and its agreement to sell receivables on a revolving basis (see note 6 to consolidated financial statements). The differential paid or received is reflected as an adjustment to interest expense over the life of the swaps. At December 31, 1998, the agreements include an aggregate notional amount of $280,000, fixed interest rates ranging from 5.78% to 6.40% and maturity dates ranging from January 2000 to October 2002. At December 31, 1997 the agreements included an aggregate notional amount of $405,000, fixed interest rates ranging from 5.78% to 6.40% and maturity dates ranging from April 1998 to October 2002.
(b) In 1998, the Company purchased in the open market $5,000 of the 9 3/4% senior notes due November 1, 1999.
(c) The 9 3/4% senior notes due 2000 are redeemable at maturity on April 1, 2000.
(d) The 7 1/2% senior notes are redeemable at a premium prior to maturity on April 15, 2008. See notes 12 and 19 to consolidated financial statements.

     Minimum payments on long-term debt due within five years from December 31, 1998 are as follows:

1999..........................................................   $  5,127
2000..........................................................     11,394
2001..........................................................    242,628
2002..........................................................      1,991
2003..........................................................        833
Thereafter....................................................    320,632
                                                                 --------
Total.........................................................   $582,605
                                                                 --------
                                                                 --------

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

12. FINANCINGS

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

     The net proceeds of the Senior Notes and the Convertible Preferred Securities of approximately $435,500 were used by the Company to reduce indebtedness under its credit facility. Dividends on the Convertible Preferred Securities were $3,684 after tax for the year ended December 31, 1998.

13. PENSION PLANS AND OTHER BENEFITS

     The Company and certain of its subsidiaries have in effect, for substantially all U.S. employees, pension plans under which funds are deposited with trustees. The benefits under these plans are based primarily on years of service and either final average salary or fixed amounts for each year of service. The Company's policy is to fund amounts which are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. Plan assets consist principally of publicly traded equity and fixed-income securities. Pension coverage for employees of non-U.S. subsidiaries is provided in accordance with local requirements and customary practices.

     The Company also provides certain health care and life insurance benefits to its eligible retired employees, principally in the United States, with some of these retirees paying a portion of related costs. The Company funds postretirement benefits on a "pay as you go" method. Information related to these benefits is shown under other postretirement benefits.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

     As of December 31, 1998 and 1997, the change in benefit obligation and plan assets, the funded status and the amounts recognized in the Company's consolidated balance sheet related to the Company's pension and other postretirement benefits were as follows:

                                                                                                   OTHER
                                                                                               POSTRETIREMENT
                                                                      PENSION BENEFITS            BENEFITS
                                                                    --------------------    --------------------
                                                                      1997        1998        1997        1998
                                                                    --------    --------    --------    --------
Change in benefit obligation:
     Benefit obligation at beginning of year.....................   $461,776    $417,207    $ 22,018    $ 18,961
     Service cost................................................      8,962       8,404         237         187
     Interest cost...............................................     33,670      31,996       1,574       1,433
     Amendments..................................................     18,224      17,826      (1,244)         --
     Actuarial gain..............................................     35,017      44,726       1,169       3,740
     Benefits paid...............................................    (30,523)    (57,628)     (2,408)     (2,338)
     Foreign currency exchange...................................     (1,635)       (755)         --          --
     Curtailment gain (loss).....................................     (1,170)         --          --          35
                                                                    --------    --------    --------    --------
       Benefit obligation at end of year.........................   $524,321    $461,776    $ 21,346    $ 22,018
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Change in plan assets:
     Fair value of plan assets at beginning of year..............   $569,645    $488,714
     Actual return on plan assets................................     80,562     133,979
     Employer contribution.......................................      4,247       5,449
     Benefits paid...............................................    (30,523)    (57,544)
     Foreign currency exchange...................................     (2,065)       (953)
                                                                    --------    --------    --------    --------
       Fair value of plan assets at end of year..................   $621,866    $569,645    $     --    $     --
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Funded status:
     Funded status...............................................   $ 97,545    $107,870    $(21,346)   $(22,018)
     Unrecognized actuarial loss (gain)..........................   (108,789)   (114,112)      4,687       4,611
     Unrecognized prior service cost.............................     33,918      17,987      (2,849)     (1,964)
     Unrecognized transition asset...............................       (157)       (667)     13,644      15,330
                                                                    --------    --------    --------    --------
       Net amount recognized.....................................   $ 22,517    $ 11,078    $ (5,864)   $ (4,041)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------
Amounts recognized in the balance sheet consist of:
     Prepaid (accrued) benefit liability.........................   $ 12,274    $  3,254    $ (5,864)   $ (4,041)
     Intangible asset............................................      4,744       5,292          --          --
     Accumulated other comprehensive income......................      3,579       1,646          --          --
     Deferred taxes..............................................      1,920         886          --          --
                                                                    --------    --------    --------    --------
       Net amount recognized.....................................   $ 22,517    $ 11,078    $ (5,864)   $ (4,041)
                                                                    --------    --------    --------    --------
                                                                    --------    --------    --------    --------

     For certain pension plans, the plan assets exceed the accumulated benefit obligations (overfunded plans); and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans). During 1998 and 1997, the Company merged several of its underfunded plans with its overfunded plans. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were, $37,103, $35,296, $1,879, respectively, as of December 31, 1998, and $34,039, $30,878, and $1,551,
respectively, as of December 31, 1997.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

     Assumptions as of December 31 used to develop the net periodic benefit costs for U.S. plans were:

                                                                                                 OTHER POSTRETIREMENT
                                                                           PENSION BENEFITS            BENEFITS
                                                                         --------------------    --------------------
                                                                         1998    1997    1996    1998    1997    1996
                                                                         ----    ----    ----    ----    ----    ----
Discount rate for benefit obligations.................................   7.00%   7.25%   7.75%   7.00%   7.25%   7.75%
Expected long-term rate of return on assets...........................   9.00%   9.00%   9.00%     --      --      --
Rate of increase in compensation levels...............................   4.75%   4.75%   5.00%     --      --      --

     For non-U.S. plans, which were not material, similar economic assumptions were used.

     For measurement purposes, a 8.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 decreasing gradually to 5.0% by 2005.

     The components of net periodic benefit cost for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                                           OTHER POSTRETIREMENT
                                                             PENSION BENEFITS                    BENEFITS
                                                      ------------------------------    --------------------------
                                                        1998       1997       1996       1998      1997      1996
                                                      --------    -------    -------    ------    ------    ------
Service cost.......................................   $  8,962    $ 8,404    $ 9,377    $  237    $  187    $  395
Interest cost......................................     33,670     31,996     31,142     1,574     1,433     1,951
Expected return on assets..........................    (73,389)   (95,430)   (52,049)       --        --        --
Amortization of transition obligations.............         --         --         --     1,030     1,022     1,107
Amortization and deferral, net.....................     20,237     47,782     11,443        32      (756)     (124)
                                                      --------    -------    -------    ------    ------    ------
Net periodic benefit cost (income).................   $(10,520)   $(7,248)   $   (87)   $2,873    $1,886    $3,329
                                                      --------    -------    -------    ------    ------    ------
                                                      --------    -------    -------    ------    ------    ------

     Assumed health care cost trend rates have a significant effect on the amounts reported for health care plan. A one-percentage-point change is assumed health care cost trend rates would have the following effects:

                                                                  1-PERCENTAGE-     1-PERCENTAGE-
                                                                  POINT INCREASE    POINT DECREASE
                                                                  --------------    --------------
Effect on total of service and interest cost components........       $  169           $   (154)
Effect on postretirement benefit obligation....................        1,300             (1,200)

     For discontinued operations, the total projected pension benefit obligations at December 31, 1998 and 1997 were $199,445 and $203,737, respectively, and are fully funded. Interest cost on the projected benefit obligations for 1998, 1997 and 1996 was $14,646, $16,097 and $16,502,
respectively, and was fully offset by return on assets resulting in no net periodic pension cost.

14. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of the Company's financial instruments.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

  Cash and cash equivalents, accounts and notes receivable and accounts payable:

The carrying amount approximates fair value due to the short-term nature of these items.

  Long-term receivables and investments:

     The fair value is based on quoted market prices for similar publicly-traded securities or on the present value of estimated future cash flows.

  Long-term debt:

     The fair value of variable-rate long-term debt approximates carrying value.

  Forward exchange contracts and interest rate hedges:

     The fair value is based on quoted market prices of similar contracts.

     The estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 was as follows:

                                                                  1998                    1997
                                                          --------------------    --------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           VALUE       VALUE       VALUE       VALUE
                                                          --------    --------    --------    --------
Long-term receivables and investments..................   $ 50,798    $ 57,589    $ 35,017    $ 42,737
Long-term debt.........................................    582,605     598,438     759,389     760,609
Forward exchange contracts.............................         --     (12,404)         --      (8,384)
Interest rate hedges...................................         --     (10,909)         --      (3,555)

     The Company utilizes forward exchange contracts to hedge U.S. dollar-denominated sales, under long-term contracts, of certain foreign subsidiaries. The Company does not engage in speculation. The Company's forward exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the sales and related receivables being hedged. At December 31, 1998 and 1997, the Company had $120,485 and $162,000, respectively, of forward exchange contracts denominated in Canadian dollars. The contracts have varying maturities with none exceeding five years. Gains and losses on forward exchange contracts are deferred and recognized in cost of sales over the life of the underlying long-term contract being hedged.

     The Company has an outstanding contingent liability for guaranteed debt and lease payments of $30,748, and for letters of credit $40,485. It was not practical to obtain independent estimates of the fair values for the contingent liability for guaranteed debt and lease payments and for letters of credit without incurring excessive costs. In the opinion of management, non-performance by the other parties to the contingent liabilities will not have a material effect on the Company's results of operations or financial condition.

15. STOCK OPTION AND INCENTIVE PLANS

     Pursuant to the Company's stock option plans, stock options and shares of restricted stock have been granted to officers and key employees and stock options to directors. In 1998 the number of shares of common stock that may be issued under the stock option plans was increased to 12,293,000 shares from 7,468,000 shares. Stock options outstanding under the stock option plans were granted at a price equal to 100% of the market price on the date of grant and are exercisable in annual installments of 20% or 33%, commencing one year from date of grant and expiring ten years from date of grant.

     The Company applies Accounting Principles Board Opinion #25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for these plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant dates for awards under these plans consistent with SFAS No. 123, Accounting for Stock-Based

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

Compensation, the Company's pro forma net earnings would have been $114,729 for 1998, $92,137 for 1997 and $79,425 for 1996 and earnings per share would have been $1.71 in 1998, $1.38 in 1997, and $1.15 in 1996.

     The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.50% for 1998, 6.75% for 1997 and 7.0% for 1996, no dividends paid, expected life of five years for 1998, 3.7 years for 1997 and five years for 1996, and volatility of 26% for 1998, 21% for 1997 and 23% for 1996. The weighted-average fair value of options granted was $7.90 for 1998, $5.75 for 1997 and $4.76 for 1996.

     A summary of the status of the Company's fixed stock option plans as of December 31, 1998, 1997 and 1996 was follows:

                                                                                                 WEIGHTED-
                                                                     NUMBER         OPTION       AVERAGE
                                                                    OF SHARES    PRICE RANGE     EXERCISE
                                                                     (000S)       PER SHARE       PRICE
                                                                    ---------    ------------    ---------
December 31, 1995................................................      5,188     $10.75-21.25     $ 13.16
Granted..........................................................        516      11.00-15.75       13.43
Exercised........................................................        (56)     10.75-11.63       11.37
Canceled.........................................................       (236)     10.75-21.25       12.82
                                                                     -------     ------------     -------
December 31, 1996................................................      5,412      10.75-21.25       13.22
Granted..........................................................      1,069      18.88-22.88       21.09
Exercised........................................................     (1,004)     10.75-18.75       14.64
Canceled.........................................................       (217)     10.75-18.75       12.08
                                                                     -------     ------------     -------
December 31, 1997................................................      5,260      10.75-22.88       14.59
Granted..........................................................        528      16.94-23.19       21.82
Exercised........................................................       (327)     10.75-19.35       13.00
Canceled.........................................................        (35)           21.88       21.88
                                                                     -------     ------------     -------
December 31, 1998................................................      5,426     $10.75-22.88     $ 15.34
                                                                     -------     ------------     -------
                                                                     -------     ------------     -------

     Stock options exercisable were 2,825,733, 2,156,000 and 2,103,000 at December 31, 1998, 1997 and 1996, respectively.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

     The following summarizes information about the Company's stock options outstanding as of December 31, 1998:

                                                                               OPTIONS OUTSTANDING
                                                                      -------------------------------------
                                                                                     WEIGHTED-    WEIGHTED-
                                                                       NUMBER         AVERAGE     AVERAGE
                                                                      OUTSTANDING    REMAINING    EXERCISE
RANGE OF EXERCISE PRICES                                               (000S)          LIFE        PRICE
-------------------------------------------------------------------   -----------    ---------    ---------
$10.75 to $15.75...................................................      3,243       6.3 years      $11.98
$16.25 to $20.13...................................................        753       6.0 years       18.00
$21.19 to $23.19...................................................      1,430       8.8 years       21.58
                                                                         -----       ---------      ------
$10.75 to $23.19...................................................      5,426       6.9 years      $15.34
                                                                         -----       ---------      ------
                                                                         -----       ---------      ------
                                                                          OPTIONS EXERCISABLE
                                                                        ------------------------
                                                                                       WEIGHTED-
                                                                         NUMBER        AVERAGE
                                                                        OUTSTANDING    EXERCISE
RANGE OF EXERCISE PRICES                                                 (000S)         PRICE
---------------------------------------------------------------------   -----------    ---------
$10.75 to $15.75.....................................................      2,012        $ 12.36
$16.25 to $20.13.....................................................        511          17.93
$21.19 to $23.19.....................................................        303          22.10
                                                                           -----        -------
$10.75 to $23.19.....................................................      2,826        $ 14.41
                                                                           -----        -------
                                                                           -----        -------

     In addition to the granting of stock options, the Company has granted shares of restricted stock. Restrictions on certain shares lapse 100% three years from the date of grant. Restrictions on the remaining shares lapse in annual installments of 33% commencing one year from date of grant. The unearned compensation resulting from the grant of restricted shares is reported as a reduction to shareholders' equity in the Consolidated Balance Sheets and is being charged to earnings over the period the restricted shares vest.

     Shares available for grant at December 31, 1998 under the stock option plans were 4,501,500.

16. COMMITMENTS AND CONTINGENCIES

     The Company and certain of its subsidiaries are liable for lease payments and are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings.

     With respect to asbestos product liability and related litigation costs, as of December 31, 1998 and 1997, two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 101,400 and 110,000 actions, respectively (including approximately 4,700 and 2,400 actions, respectively, in advanced stages of processing), filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers.

     During 1998, 1997 and 1996, two subsidiaries of the Company received approximately 34,400, 38,200 and 39,900 new actions, respectively. Through December 31, 1998, approximately 244,000 of the approximately 345,400 total actions brought have been settled or otherwise disposed.

     The damages claimed for personal injury or death vary from case to case and in many cases plaintiffs seek $1,000 or more in compensatory damages and $2,000 or more in punitive damages. Although the law in each state differs to some extent, it appears, based on advice of counsel, that liability for compensatory damages would be shared among all responsible defendants, thus limiting the potential monetary impact of such judgments on any individual defendant.

     Following a decision of the Pennsylvania Supreme Court, in a case in which neither the Company nor any of its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

policy period (the "continuous trigger theory of coverage"), the Company settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the Court's ruling. The Company has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. The Company is currently receiving payments pursuant to this agreement. The Company believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Payments were made with respect to asbestos liability and related costs aggregating $53,722 in 1998, $59,247 in 1997, and $71,354 in 1996, substantially all of which were covered by insurance. Related to payments not covered by insurance, the Company recorded charges to operations amounting to $8,000 in 1998, 1997 and 1996.

     In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of December 31, 1998, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $116,500, and the Company expects that this cost will be substantially covered by insurance.

     With respect to the 96,700 outstanding actions as of December 31, 1998, which are in preliminary procedural stages, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to the Company. When asbestos actions are received they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time of receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, the Company generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to the Company, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or to proceed to trial is typically not made prior to the receipt of such information.

     It is also difficult to predict the number of asbestos lawsuits that the Company's subsidiaries will receive in the future. The Company has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with the Company's asbestos-related actions. The Company is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and the substantial amount of insurance coverage that the Company expects to be available from its solvent carriers, the Company believes that pending and reasonably anticipated future actions are not likely to have a material effect on the Company's results of operations or financial condition.

     Although the insurance coverage which the Company has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. The

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

Company's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

     In addition to claims for personal injury, the Company's subsidiaries have been involved in an insignificant number of property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. Based upon proceedings to date, the overwhelming majority of these claims have been resolved without a material adverse impact on the Company. Likewise, the insignificant number of claims remaining to be resolved are not expected to have a material effect on the Company's results of operations or financial condition.

     The Company has recorded an accrual for its liabilities for asbestos-related matters that are deemed probable and can be reasonably estimated (settled actions and actions in advanced stages of processing), and has separately recorded an asset equal to the amount of such liabilities that is expected to be recovered by insurance. In addition, the Company has recorded a receivable for that portion of payments previously made for asbestos product liability actions and related litigation costs that is recoverable from its insurance carriers. Liabilities for asbestos-related matters and the receivable from insurance carriers included in the Consolidated Balance Sheets were as follows at December 31, 1998 and 1997:

                                                                            1998       1997
                                                                           -------    -------
Accounts and notes receivable...........................................   $95,448    $56,039
Other assets............................................................    32,577     16,249
Accrued expenses........................................................    93,700     50,688
Other liabilities.......................................................    22,833      2,682

     With respect to environmental proceedings, the Company has been notified that it is among the Potentially Responsible Parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. Such laws impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Investigations have been completed for approximately 21 sites and continuing investigations are being done at approximately 10 sites. Accruals are provided for all sites based on the factors discussed above. As remediation assessments progress and plans are implemented, estimated costs become more fact-based and less judgment-based. These estimated costs are reviewed periodically and related liabilities adjusted to reflect additional technical and legal information. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $26,000 and $55,000. In connection with these expenditures, the Company has accrued $34,277 at December 31, 1998 representing management's best estimate of probable non-capital environmental expenditures. These non-capital expenditures are estimated to be incurred over the next 10 to 20 years. In addition, capital expenditures aggregating $5,000 may be required during the next two years related to environmental matters. Although the Company is pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matters.

     Under operating lease commitments, expiring on various dates after December 31, 1998, the Company and certain of its subsidiaries are obligated as of December 31, 1998, to pay rentals totaling $36,794 as follows: $7,152 in 1999, $6,184 in 2000, $4,652 in 2001, $3,674 in 2002, $2,907 in 2003 and $12,225 in
later years.

     At December 31, 1998, the Company had committed to a minimum employer contribution of $15,456 to the Company's 401K plans.

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

17. SEGMENT INFORMATION

     As discussed in note 2 to consolidated financial statements, the Company divested all of its automotive OE components businesses in 1996. Subsequent to the divestitures, the Company reported the results of its business units in two operating segments, Aerospace and Industrial. In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, effective December 31, 1998, however, the Company's operating segments did not change as a result of adoption of SFAS No. 131. The Company's operating segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategy. The presentation of sales and operating income under Management's Discussion and Analysis of Financial Condition and Results of Operations--Segment Review-- Aerospace and--Segment Review--Industrial are an integral part of the financial statements.

     One customer (Boeing) in the Aerospace Segment represented approximately 19% and 14% of the Company's 1998 and 1997 total sales, respectively.

     Information on total assets, depreciation of property, plant and equipment and capital expenditures by industry segment was as follows for the years ended December 31, 1998, 1997 and 1996:

                                                                              1998       1997      1996
                                                                            --------    ------    ------
                                                                                   (IN MILLIONS)
Total assets:
  Aerospace..............................................................   $  448.9    $437.3    $415.5
  Industrial.............................................................      365.0     310.6     287.2
  Corporate unallocated..................................................      241.7     185.1     146.8
                                                                            --------    ------    ------
     Total...............................................................   $1,055.6    $933.0    $849.5
                                                                            --------    ------    ------
                                                                            --------    ------    ------
Depreciation of property, plant and equipment:
  Aerospace..............................................................   $   17.9    $ 13.4    $ 12.2
  Industrial.............................................................       16.6      14.0      12.9
  Corporate unallocated..................................................        1.2       2.3       1.9
                                                                            --------    ------    ------
     Subtotal............................................................       35.7      29.7      27.0
  Discontinued operations................................................         --        --       3.5
                                                                            --------    ------    ------
     Total...............................................................   $   35.7    $ 29.7    $ 30.5
                                                                            --------    ------    ------
                                                                            --------    ------    ------
Capital expenditures:
  Aerospace..............................................................   $   23.8    $ 46.9    $ 26.9
  Industrial.............................................................       29.6      31.4      13.7
  Corporate unallocated..................................................         .1       2.9       4.0
                                                                            --------    ------    ------
     Subtotal............................................................       53.5      81.2      44.6
  Discontinued operations................................................         --        --       5.4
                                                                            --------    ------    ------
     Total...............................................................   $   53.5    $ 81.2    $ 50.0
                                                                            --------    ------    ------
                                                                            --------    ------    ------

                             COLTEC INDUSTRIES INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 CONSOLIDATING CONDENSED STATEMENT OF EARNINGS

     Information by country was as follows for the years ended December 31, 1998, 1997 and 1996:

                                                                                    OPERATING     TOTAL
                                                                        SALES(A)     INCOME       ASSETS
                                                                        --------    ---------    --------
                                                                                  (IN MILLIONS)
1998
United States........................................................   $1,148.4     $ 174.4     $  564.0
Canada...............................................................      238.2        35.4        182.7
Other foreign countries..............................................      117.4        15.8         67.2
                                                                        --------     -------     --------
Total................................................................    1,504.0       225.6        813.9
Corporate unallocated................................................         --       (37.5)       241.7
                                                                        --------     -------     --------
     Total...........................................................   $1,504.0     $ 188.1     $1,055.6
                                                                        --------     -------     --------
                                                                        --------     -------     --------
1997
United States........................................................   $1,027.2     $ 198.4     $  590.1
Canada...............................................................      179.3        23.7        141.0
Other foreign countries..............................................      108.4        15.4         16.8
                                                                        --------     -------     --------
Total................................................................    1,314.9       237.5        747.9
Corporate unallocated................................................         --       (39.7)       185.1
                                                                        --------     -------     --------
  Total..............................................................   $1,314.9     $ 197.8     $  933.0
                                                                        --------     -------     --------
                                                                        --------     -------     --------
1996
United States........................................................   $  888.6     $ 182.5     $  554.2
Canada...............................................................      149.0        (5.1)       104.8
Other foreign countries..............................................      122.1        21.3         43.7
                                                                        --------     -------     --------
Total................................................................    1,159.7       198.7        702.7
Corporate unallocated................................................         --       (41.1)       146.8
                                                                        --------     -------     --------
  Total..............................................................   $1,159.7     $ 157.6     $  849.5
                                                                        --------     -------     --------
                                                                        --------     -------     --------

------------------
(a) Sales are attributed to countries based on shipping location.

18. SUPPLEMENTARY EARNINGS INFORMATION

     The following expenses were included in the Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996.

                                                                           1998       1997       1996
                                                                          -------    -------    -------
Maintenance............................................................   $27,908    $24,000    $22,816
Taxes, other than federal income taxes
  Payroll..............................................................    30,062     30,025     24,633
  Property.............................................................     6,362      4,928      4,626
  State and local......................................................     7,601      6,241      5,121
Rent...................................................................     9,070      8,950      9,965
Research and developments costs........................................    54,860     46,548     44,125

19. SUPPLEMENTAL GUARANTOR INFORMATION

     As discussed in note 12 to consolidated financial statements, in April 1998, the Company privately placed $300,000 principal amount of 7 1/2% Senior Notes due 2008 (Senior Notes). Substantially all the Company's subsidiaries incorporated in the United States (the "Subsidiary Guarantors") have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations to pay principal and interest with respect to the Senior Notes. Each Subsidiary Guarantor is wholly owned and management has determined that separate financial statements for the Subsidiary Guarantors are not material to investors. The subsidiaries of the Company that are not Subsidiary Guarantors are referred to as the "Non-Guarantor Subsidiaries".

     The following supplemental consolidating condensed financial statements present balance sheets as of December 31, 1998 and 1997 and statements of earnings and of cash flows for the years ended December 31, 1998, 1997 and 1996. In the consolidating financial statements, Coltec Industries Inc ("Parent") accounts for its investments in wholly-owned subsidiaries using the equity method and the Subsidiary Guarantors account for their investments in Non-Subsidiary Guarantors using the equity method. Interest expense related to the indebtedness under the Company's credit agreement and its three series of senior notes is allocated to United States subsidiaries based on net sales.

                             COLTEC INDUSTRIES INC

                            (Dollars in thousands)

                 CONSOLIDATING CONDENSED STATEMENT OF EARNINGS

                                                                           DECEMBER 31, 1998
                                               -------------------------------------------------------------------------
                                                           GUARANTOR       NON-GUARANTOR
                                                PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------    -------------    ------------    ------------
Net sales...................................   $517,226      $610,874        $ 424,708       $  (48,754)     $1,504,054
Cost of sales...............................    400,705       413,162          315,618          (48,754)      1,080,731
                                               --------      --------        ---------       ----------      ----------
Gross profit................................    116,521       197,712          109,090               --         423,323
Selling and administrative..................     69,769       116,718           48,717               --         235,204
                                               --------      --------        ---------       ----------      ----------
Operating income............................     46,752        80,994           60,373                          188,119
Equity earnings in affiliates...............     75,876        41,903               --         (117,779)             --
Gain on divestiture.........................     56,194            --               --               --          56,194
Interest expense and other, net.............    (35,234)      (51,381)          34,247           (1,070)        (53,438)
                                               --------      --------        ---------       ----------      ----------
Earnings before income taxes, minority
  interest and extraordinary item...........    143,588        71,516           94,620         (118,849)        190,875
Income taxes................................    (21,295)      (18,807)         (24,796)              --         (64,898)
Minority interest in net loss of
  subsidiaries (net of tax).................         --            --           (3,684)              --          (3,684)
                                               --------      --------        ---------       ----------      ----------
Earnings before extraordinary item..........    122,293        52,709           66,140         (118,849)        122,293
Extraordinary item (net of tax).............     (4,326)           --               --               --          (4,326)
                                               --------      --------        ---------       ----------      ----------
Net earnings................................   $117,967      $ 52,709        $  66,140       $ (118,849)     $  117,967
                                               --------      --------        ---------       ----------      ----------
                                               --------      --------        ---------       ----------      ----------

                             COLTEC INDUSTRIES INC

                            (Dollars in thousands)

                 CONSOLIDATING CONDENSED STATEMENT OF EARNINGS


                                                                         DECEMBER 31, 1997
                                            ---------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                            --------     ------------    -------------    ------------     ------------
Net sales................................   $430,206       $586,901        $ 340,833        $(43,071)       $1,314,869
Cost of sales............................    295,466        394,948          250,926         (43,071)          898,269
                                            --------       --------        ---------        --------        ----------
Gross profit.............................    134,740        191,953           89,907              --           416,600
Selling and administrative...............     49,854        122,251           46,703              --           218,808
                                            --------       --------        ---------        --------        ----------
Operating income.........................     84,886         69,702           43,204              --           197,792
Equity earnings of subsidiaries..........     55,570         22,156               --         (77,726)               --
Interest expense and other, net..........    (30,505)       (54,975)          31,437              --           (54,043)
                                            --------       --------        ---------        --------        ----------
Earnings before income taxes.............    109,951         36,883           74,641         (77,726)          143,749
Income taxes.............................    (15,077)        (8,630)         (25,168)             --           (48,875)
                                            --------       --------        ---------        --------        ----------
Net earnings.............................   $ 94,874       $ 28,253        $  49,473        $(77,726)       $   94,874
                                            --------       --------        ---------        --------        ----------
                                            --------       --------        ---------        --------        ----------

                             COLTEC INDUSTRIES INC

                            (Dollars in thousands)

                 CONSOLIDATING CONDENSED STATEMENT OF EARNINGS

                                                                           DECEMBER 31, 1996
                                               -------------------------------------------------------------------------
                                                           GUARANTOR       NON-GUARANTOR
                                                PARENT     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------    -------------    ------------    ------------
Net sales...................................   $363,743      $530,876        $ 285,875        $(20,803)      $1,159,691
Cost of sales...............................    253,345       360,074          218,507         (20,803)         811,123
                                               --------      --------        ---------        --------       ----------
Gross profit................................    110,398       170,802           67,368              --          348,568
Selling and administrative..................     32,749        82,812           75,432              --          190,993
                                               --------      --------        ---------        --------       ----------
Operating income............................     77,649        87,990           (8,064)             --          157,575
Equity earnings of subsidiaries.............     43,755        12,820               --         (56,575)              --
Interest expense and other, net.............    (66,891)      (16,676)           8,673              --          (74,894)
                                               --------      --------        ---------        --------       ----------
Earnings from continuing operations before
  income taxes and extraordinary item.......     54,513        84,134              609         (56,575)          82,681
Income taxes................................     19,309       (24,672)         (22,748)             --          (28,111)
                                               --------      --------        ---------        --------       ----------
Earnings from continuing operations before
  extraordinary item........................     73,822        59,462          (22,139)        (56,575)          54,570
Discontinued operations (net of tax)........     37,931            --           19,252              --           57,183
Extraordinary item (net of tax).............    (30,614)           --               --              --          (30,614)
                                               --------      --------        ---------        --------       ----------
Net earnings................................   $ 81,139      $ 59,462        $  (2,887)       $(56,575)      $   81,139
                                               --------      --------        ---------        --------       ----------
                                               --------      --------        ---------        --------       ----------

                             COLTEC INDUSTRIES INC

                            (Dollars in thousands)

                    CONSOLIDATING CONDENSED BALANCE SHEET

                                                                        DECEMBER 31, 1998
                                           ---------------------------------------------------------------------------
                                                         GUARANTOR       NON-GUARANTOR
                                             PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                           ----------    ------------    -------------    ------------    ------------
Cash and cash equivalents...............   $    6,422      $  8,522        $   6,841                      $     21,785
Accounts and notes receivable, net......           --        20,943          127,242                           148,185
Inventory, net..........................       88,474        56,470           91,059                           236,003
Deferred income taxes...................        9,388         8,532            2,544                            20,464
Other current assets....................        6,030         5,123            4,459                            15,612
                                           ----------      --------        ---------      ------------    ------------
  Total current assets..................      110,314        99,590          232,145                --         442,049
Intercompany, net.......................     (915,938)      324,944          590,994                                --
Investments in affiliates...............    1,024,416        74,489              850      $ (1,099,755)             --
Property, plant and equipment...........      113,069       109,991           83,582                           306,642
Cost in excess of net assets acquired,
  net...................................       58,924       134,861           20,862                           214,647
Other assets............................       46,922         2,953           42,435                            92,310
                                           ----------      --------        ---------      ------------    ------------
  Total assets..........................   $  437,707      $746,828        $ 970,868      $ (1,099,755)   $  1,055,648
                                           ----------      --------        ---------      ------------    ------------
                                           ----------      --------        ---------      ------------    ------------
Total current liabilities...............   $   89,170      $ 31,605        $ 152,030                      $    272,805
Long-term debt..........................      484,107         2,096           91,275                           577,478
Deferred income taxes...................      (19,731)      141,446           18,194                           139,909
Other liabilities.......................       49,488        12,018           28,750      $     (4,766)         85,490
Liabilities of discontinued
  operations ...........................      134,995            --               --                           134,995
Company-obligated, mandatorily
  redeemable convertible preferred
  securities............................           --            --          145,293                           145,293
Shareholders' equity....................     (300,322)      559,663          535,326        (1,094,989)       (300,322)
                                           ----------      --------        ---------      ------------    ------------
  Total liabilities and shareholders'
     equity.............................   $  437,707      $746,828        $ 970,868      $ (1,099,755)   $  1,055,648
                                           ----------      --------        ---------      ------------    ------------
                                           ----------      --------        ---------      ------------    ------------

                             COLTEC INDUSTRIES INC

                            (Dollars in thousands)

                    CONSOLIDATING CONDENSED BALANCE SHEET

                                                                         DECEMBER 31, 1997
                                            ---------------------------------------------------------------------------
                                                                          NON-GUARANTOR
                                              PARENT      GUARANTOR       SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                            ----------    ------------    -------------    ------------    ------------
Cash and cash equivalents................   $    9,912      $    722        $   4,059                       $   14,693
Accounts and notes receivable, net.......           --        24,130           96,181                          120,311
Inventory, net...........................       99,100        71,958           85,678                          256,736
Deferred income taxes....................        4,535        10,689              (29)                          15,195
Other current assets.....................        4,540        10,406            5,562                           20,508
                                            ----------      --------        ---------      ------------     ----------
  Total current assets...................      118,087       117,905          191,451                --        427,443
Intercompany, net........................     (741,897)       47,684          694,213                               --
Investments in affiliates................    1,057,890       355,399            2,688      $ (1,415,977)            --
Property, plant and equipment............       89,488       118,405           79,726                          287,619
Cost in excess of net assets acquired,
  net....................................       21,820       133,441            2,490                          157,751
Other assets.............................       40,266         3,490           16,465                           60,221
                                            ----------      --------        ---------      ------------     ----------
  Total assets...........................   $  585,654      $776,324        $ 987,033      $ (1,415,977)    $  933,034
                                            ----------      --------        ---------      ------------     ----------
                                            ----------      --------        ---------      ------------     ----------
Total current liabilities................   $   93,669      $ 49,494        $  96,415                       $  239,578
Long term debt...........................      689,302         1,611           66,665                          757,578
Deferred income taxes....................      (32,780)      101,871           10,138                           79,229
Other liabilities........................       51,406        12,844           10,544      $     (2,202)        72,592
Liabilities of discontinued operations...      143,218            --               --                          143,218
Shareholders' equity.....................     (359,161)      610,504          803,271        (1,413,775)      (359,161)
                                            ----------      --------        ---------      ------------     ----------
  Total liabilities and shareholders'
     equity..............................   $  585,654      $776,324        $ 987,033      $ (1,415,977)    $  933,034
                                            ----------      --------        ---------      ------------     ----------
                                            ----------      --------        ---------      ------------     ----------

                             COLTEC INDUSTRIES INC

                            (Dollars in thousands)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS


                                                                    YEAR ENDED DECEMBER 31, 1998
                                               -----------------------------------------------------------------------
                                                                         NON-GUARANTOR
                                                PARENT      GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               ---------    ---------    -------------    ------------    ------------
Cash from operating activities..............   $ 131,737    $  7,800       $   2,782               --      $  142,319
                                               ---------    ---------      ---------       ----------      ----------
Cash flows from investing activities:
  Proceeds from divestiture.................     100,000          --              --                          100,000
  Capital expenditures......................     (22,921)    (17,863)        (12,761)                         (53,545)
  Acquisition of businesses.................     (26,127)    (17,133)        (50,982)                         (94,242)
  Cash from (to) Parent.....................     (98,739)     34,996          63,743                               --
                                               ---------    ---------      ---------       ----------      ----------
     Cash used in investing activities......     (47,787)         --              --               --         (47,787)
                                               ---------    ---------      ---------       ----------      ----------
Cash flows from financing activities:
  Issuance of long-term debt................     291,451          --              --                          291,451
  Issuance of convertible preferred
     securities.............................                                 143,999                          143,999
  Repayment of long-term debt...............      (7,160)     (1,632)        (15,473)                         (24,265)
  Increase (decrease) in revolving facility,
     net....................................    (498,000)         --          40,000                         (458,000)
  Purchase of treasury stock................     (51,371)         --              --                          (51,371)
  Payments for unclaimed stock..............      (3,871)                                                      (3,871)
  Proceeds from sale of accounts
     receivable.............................          --          --          12,500                           12,500
  Proceeds from exercise of stock options...       2,117          --              --                            2,117
  Cash from (to) Parent.....................     179,394       1,632        (181,026)                              --
                                               ---------    ---------      ---------       ----------      ----------
     Cash used in financing activities......     (87,440)         --              --               --         (87,440)
                                               ---------    ---------      ---------       ----------      ----------
Increase (decrease) in cash and cash
  equivalents...............................      (3,490)      7,800           2,782                            7,092
Cash and cash equivalents--beginning of
  period....................................       9,912         722           4,059                           14,693
                                               ---------    ---------      ---------       ----------      ----------
Cash and cash equivalents--end of
  period....................................   $   6,422    $  8,522       $   6,841               --      $   21,785
                                               ---------    ---------      ---------       ----------      ----------
                                               ---------    ---------      ---------       ----------      ----------

                             COLTEC INDUSTRIES INC

                            (Dollars in thousands)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31, 1997
                                                ----------------------------------------------------------------------
                                                                         NON-GUARANTOR
                                                 PARENT     GUARANTOR    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------    ---------    -------------    ------------    ------------
Cash from operating activities...............   $ 66,192    $    152       $  (4,925)              --      $   61,419
                                                --------    ---------      ---------       ----------      ----------
Cash flows from investing activities:
  Capital expenditures.......................    (28,720)    (29,542)        (22,956)                         (81,218)
  Acquisition of businesses..................    (32,716)    (27,995)             --                          (60,711)
  Cash from (to) Parent......................    (80,493)     57,537          22,956                               --
                                                --------    ---------      ---------       ----------      ----------
     Cash used in investing activities.......   (141,929)         --              --               --        (141,929)
                                                --------    ---------      ---------       ----------      ----------
Cash flows from financing activities:
  Issuance of long-term debt.................        813          --              --                              813
  Repayment of long-term debt................     (4,929)       (133)         (3,051)                          (8,113)
  Increase (decrease) in revolving facility,
     net.....................................       (500)         --          40,000                           39,500
  Purchase of treasury stock.................    (42,695)         --              --                          (42,695)
  Proceeds from sale of accounts
     receivable..............................         --          --          82,500                           82,500
  Proceeds from exercise of stock options....      8,169          --              --                            8,169
  Cash from (to) Parent......................    119,316         133        (119,449)                              --
                                                --------    ---------      ---------       ----------      ----------
     Cash provided by financing activities...     80,174          --              --               --          80,174
                                                --------    ---------      ---------       ----------      ----------
Increase (decrease) in cash and cash
  equivalents................................      4,437         152          (4,925)                            (336)
Cash and cash equivalents--beginning of
  period.....................................      5,475         570           8,984                           15,029
                                                --------    ---------      ---------       ----------      ----------
Cash and cash equivalents--end of period.....   $  9,912    $    722       $   4,059               --      $   14,693
                                                --------    ---------      ---------       ----------      ----------
                                                --------    ---------      ---------       ----------      ----------

                             COLTEC INDUSTRIES INC

                            (Dollars in thousands)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31, 1996
                                              --------------------------------------------------------------------------
                                                           GUARANTOR       NON-GUARANTOR
                                               PARENT      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              ---------    ------------    -------------    ------------    ------------
Cash from operating activities.............   $  43,920      $   (179)       $   5,762              --       $   49,503
                                              ---------      --------        ---------        --------       ----------
Cash flows from investing activities:
  Capital expenditures.....................     (20,799)       (8,376)         (15,375)                         (44,550)
  Proceeds from divestitures...............     329,113            --               --                          329,113
  Cash from (to) Parent....................     (23,751)        8,376           15,375                               --
                                              ---------      --------        ---------        --------       ----------
     Cash provided by investing
       activities..........................     284,563            --               --              --          284,563
                                              ---------      --------        ---------        --------       ----------
Cash flows from financing activities:
  Proceeds from debt refinancing...........     542,000            --               --                          542,000
  Repayment of long-term debt..............    (622,582)           --               --                         (622,582)
  Decrease in revolving facility, net......    (196,000)           --               --                         (196,000)
  Purchase of treasury stock...............     (46,426)           --               --                          (46,426)
                                              ---------      --------        ---------        --------       ----------
     Cash used in financing activities.....    (323,008)           --               --              --         (323,008)
                                              ---------      --------        ---------        --------       ----------
Increase (decrease) in cash and cash
  equivalents..............................       5,475          (179)           5,762                           11,058
Cash and cash equivalents--beginning of
  period...................................          --           749            3,222                            3,971
                                              ---------      --------        ---------        --------       ----------
Cash and cash equivalents--end of period...   $   5,475      $    570        $   8,984              --       $   15,029
                                              ---------      --------        ---------        --------       ----------
                                              ---------      --------        ---------        --------       ----------

                             COLTEC INDUSTRIES INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)

20. PENDING MERGER

     On November 22, 1998, the Company and The B. F. Goodrich Company ("BFGoodrich"), entered into an Agreement and Plan of Merger ("Merger Agreement"). Under the terms of the Merger Agreement, upon consummation of the Merger, each share of Coltec common stock issued and outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive 0.56 of a share of BFGoodrich common stock. The Merger will be accounted for as a pooling of interests. A special meeting of the shareholders of the Company has been scheduled for April 9, 1999 at which the Company shareholders will consider and vote upon a proposal to approve and adopt the Merger Agreement.

     The unaudited pro forma combined financial data is presented for informational purposes only. They are not necessarily indicative of the results of operations or of the financial position which would have occurred had the Merger been completed during the periods or as of the date for which the pro forma data are presented. They are also not necessarily indicative of the combined Company's future results of operations or financial position. In particular, the combined company expects to realize significant operating cost savings as a result of the Merger. No adjustment has been included in the pro forma combined financial data for these anticipated operating cost savings nor for the one-time merger and consolidation costs expected to be incurred upon consummation of the Merger.

     Pro forma per share amounts for the combined company are based on the Exchange Ratio of 0.56 of a share of BFGoodrich common stock for each share of Coltec common stock.

              UNAUDITED SELECTED PRO FORMA COMBINED FINANCIAL DATA
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                          1998       1997       1996
                                                        ---------  ---------  ---------
Pro Forma Combined Statement of Income Data:
  Sales...............................................  $ 5,454.9  $ 4,687.9  $ 4,005.5
  Income from continuing operations...................      350.4      208.1      170.1
  Income from continuing operations per diluted common
     share............................................       3.08       1.86       1.57
  Weighted average number of common shares and assumed
     conversion (on a fully diluted basis)
     (millions).......................................      113.9      112.1      109.8


                                                            DECEMBER 31,
                                                                1998
                                                        --------------------
Pro Forma Combined Balance Sheet Data:
  Total assets........................................        $5,293.5
  Total shareholders' equity..........................         1299.3
  Book value per common share.........................          11.84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of Coltec are set forth below.

NAME                                              AGE                       POSITION
-----------------------------------------------   ---   -------------------------------------------------
John W. Guffey, Jr.............................   61    Chairman of the Board, Chief Executive Officer
                                                        and Director.
Nishan Teshoian................................   57    President, Chief Operating Officer and Director.
David D. Harrison..............................   51    Executive Vice President, Chief Financial Officer
                                                        and Director.
Laurence H. Polsky.............................   55    Executive Vice President, Administration.
Robert J. Tubbs................................   51    Executive Vice President, General Counsel and
                                                        Secretary.
Michael J. Burdulis............................   53    Senior Vice President, Group Operations.
Paul R. Kuhn...................................   57    Senior Vice President, Group Operations.
Joseph F. Andolino.............................   46    Vice President, Business Development and Taxes.
John N. Maier..................................   47    Vice President and Controller.
Joseph R. Coppola..............................   68    Director.
William H. Grigg...............................   66    Director.
William R. Holland.............................   60    Director.
David I. Margolis..............................   69    Director.
Joel Moses.....................................   57    Director.
Richard A. Stuckey.............................   67    Director.

     Biographical information concerning the directors and executive officers of Coltec is as follows:

     Mr. Guffey, Chairman of the Board and Chief Executive Officer of Coltec since January 1998. Chairman of the Board, Chief Executive Officer and President of Coltec from February 1995 to December 1997. Member of the Executive Committee and member of the Nominating Committee of Coltec. President and Chief Operating Officer of Coltec from prior to 1993 to January 1995. Director of Gleason Corp., a manufacturer of machine tools.

     Mr. Teshoian, President and Chief Operating Officer since January 1998. Chairman of the Board and Chief Executive Officer of Keystone International, Inc., a diversified manufacturing company, from August 1995 to December 1997. Executive Vice President of Operations of the Tools and Hardware Division of Cooper Industries, Inc., a diversified manufacturing company ("Cooper Industries"), from June 1993 to July 1995. President of the Belden Division of Cooper Industries from prior to 1993 to August 1993.

     Mr. Harrison, Executive Vice President and Chief Financial Officer since January 1997. Executive Vice President, Chief Financial Officer and Treasurer from October 1996 to January 1997. Executive Vice President and Chief Financial Officer of Pentair Inc. from February 1994 to August 1996. From prior to 1993 to February 1994, Vice President, Finance of General Electric Appliances Canada (CAMCO).

     Mr. Polsky, Executive Vice President, Administration since January 1994. Senior Vice President, Administration from prior to 1993 to December 1993.

     Mr. Tubbs, Executive Vice President, General Counsel and Secretary since January 1997. Senior Vice President, General Counsel and Secretary from November 1995 to January 1997. Senior Vice President and General Counsel from March 1995 to November 1995. General Counsel-Operations of Olin Corporation ("Olin"), a chemical and metals manufacturing company, from May 1993 to February 1995. Deputy General Counsel of Olin from prior to 1993 to May 1993.

     Mr. Burdulis, Senior Vice President, Group Operations since June 1996. Group President from January 1995 to May 1996. President of the Garlock Sealing Technologies Division from February 1994 to December 1994. President of the Central Moloney Transformer Division from prior to 1993 to January 1994.

     Mr. Kuhn, Senior Vice President, Group Operations since January 1998. Group President and President of Chandler Evans Control Systems Division from January 1993 to December 1997.

     Mr. Andolino, Vice President, Business Development and Taxes, since April 1998. Group President and Vice President, Taxes from July 1997 to April 1998. Vice President, Taxes from March 1997 to June 1997. Staff Vice President, Taxes from June 1995 to March 1997. Senior Tax Counsel of AlliedSignal Inc., a diversified manufacturing company, from prior to 1993 to May 1995.

     Mr. Maier, Vice President and Controller since March 1997. Staff Vice President and Controller from March 1995 to March 1997. Vice President and Controller of Lukens, Inc., a specialty steel and industrial products company, from prior to 1993 to February 1995.

     Mr. Coppola, Member of the Audit Committee, member of the Stock Option and Compensation Committee (the "Compensation Committee") and Chairman of the Nominating and Corporate Governance Committee (the "Nominating Committee") of Coltec. Chairman, Chief Executive Officer and President of Giddings & Lewis, Inc. ("Giddings & Lewis"), a machine tool manufacturing company, from July 1993 to retirement from Giddings & Lewis in July 1997. From prior to 1993 to July 1993 he was Senior Vice President, Manufacturing Services of Cooper Industries. Director of Belden Inc., a manufacturer of electrical wire and cable.

     Mr. Grigg, Chairman of the Audit Committee and member of the Nominating Committee of Coltec. Chairman and Chief Executive Officer of Duke Power Company, now Duke Energy Corporation ("Duke"), a public utility company, from April 1994 to June 1997. Mr. Grigg retired from Duke in December 1997. Vice Chairman of Duke from prior to 1993 to April 1994. Director of Duke and the following mutual funds: Hatteras Income Securities Inc., Nations Fund Inc., Nations Fund Trust, Nations Fund Portfolios Inc., Nations LifeGoal Portfolios Inc., Nations Institutional Reserves Inc., Nations Government Income Term Trust 2003, Inc., Nations Government Income Term Trust 2004, Inc. and Nations Balanced Target Maturity Inc. Director of Shaw Group, Inc., a designer, manufacturer and service provider of complex piping systems.

     Mr. Holland, Member of the Audit Committee and member of the Compensation Committee of Coltec. Chairman and Chief Executive Officer of United Dominion Industries ("United Dominion"), a diversified manufacturing company, from 1987 to present. From prior to 1987 Mr. Holland held various executive positions at United Dominion. Director of J. A. Jones Construction Co., a construction company. Director of Carolinas HealthCare System, a healthcare medical facility.

     Mr. Margolis, Chairman of the Executive Committee of Coltec since October 1994. Chairman of the Board and Chief Executive Officer of Coltec from prior to 1993 to retirement from Coltec in January 1995. Director of Burlington Industries, Inc., a manufacturer of textiles.

     Mr. Moses, Chairman of the Compensation Committee and member of the Executive Committee of Coltec. Formerly Provost, Massachusetts Institute of Technology ("MIT"), from June 1995 to July 1998. D.C. Jackson Professor of Computer Science and Engineering, MIT since prior to 1993. Dean, School of Engineering, MIT, from prior to 1993 to June 1995. Director of Analog Devices, Inc., a manufacturer of integrated circuits.

     Mr. Stuckey, Member of the Audit Committee and member of the Compensation Committee of Coltec. Chief Economist, E.I. du Pont de Nemours and Company, Inc. ("du Pont"), a diversified chemical manufacturing company, from prior to 1993 to retirement from du Pont in December 1994. Economic consultant since January 1995.

     All officers serve at the pleasure of the Board of Directors. None of the executive officers or directors of Coltec is related to any other executive officer or director by blood, marriage or adoption.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning the compensation of Coltec's Chief Executive Officer and each of the four other most highly compensated executive officers of Coltec (determined as of December 31, 1998) (hereinafter referred to as the "named executive officers") for the fiscal years ended December 31, 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE


                                                                                        LONG TERM COMPENSATION
                                                                                ---------------------------------------
                                            ANNUAL COMPENSATION                           AWARDS               PAYOUTS
                                --------------------------------------------    --------------------------    ---------
             (A)                (B)       (C)         (D)           (E)             (F)            (G)           (H)
-----------------------------   ----    -------    ---------    ------------    ------------    ----------    ---------
                                                                OTHER ANNUAL    RESTRICTED      SECURITIES      LTIP
                                        SALARY       BONUS      COMPENSATION    STOCK AWARDS    UNDERLYING     PAYOUT
NAME AND PRINCIPAL POSITION     YEAR       $           $           ($)            ($)(1)         OPTIONS       ($)(2)
-----------------------------   ----    -------    ---------    ------------    ------------    ----------    ---------

John W. Guffey, Jr ..........   1998    775,000    1,600,000            --               --            --       574,000
  Chairman of the Board and     1997    727,680    2,200,000            --               --       700,000       525,350
  Chief Executive Officer       1996    693,000    1,300,000            --          152,584            --     1,396,500

Nishan Teshoian .............   1998    550,000      600,000            --               --       200,000       136,667
  President and Chief
  Operating Officer

David D. Harrison ...........   1998    396,360      600,000            --               --            --       155,321
  Executive Vice President      1997    381,420      800,000            --               --            --            --
  and Chief Financial Officer   1996    123,340      400,000            --        1,041,250       250,000            --

Laurence H. Polsky ..........   1998    363,120      600,000            --               --            --       164,000
  Executive Vice President,     1997    342,600      800,000            --               --            --       150,100
  Administration                1996    326,280      475,000            --           26,708            --       441,000

Robert J. Tubbs .............   1998    294,240      550,000            --               --            --       142,133
  Executive Vice President,     1997    283,000      650,000            --               --        55,000       105,207
  General Counsel and           1996    231,060      350,000            --               --            --            --
  Secretary

             (A)                   (I)
-----------------------------  ------------
                                ALL OTHER
                               COMPENSATION
NAME AND PRINCIPAL POSITION      ($)(3)
-----------------------------  ------------
John W. Guffey, Jr ..........     359,900
  Chairman of the Board and       210,650
  Chief Executive Officer         328,205
Nishan Teshoian .............     235,353
  President and Chief
  Operating Officer
David D. Harrison ...........     143,182
  Executive Vice President        147,471
  and Chief Financial Officer     166,762
Laurence H. Polsky ..........     141,187
  Executive Vice President,       401,213
  Administration                  141,708
Robert J. Tubbs .............     125,054
  Executive Vice President,       145,978
  General Counsel and              95,321
  Secretary

------------------
(1) The restricted stock owned by each of the named executive officers at December 31, 1998 and the values thereof based on the closing price of the Common Stock on December 31, 1998 were as follows: Mr. Guffey, 24,136 shares, $470,652; Mr. Teshoian, 25,000 shares, $487,500; Mr. Harrison, 23,334 shares, $455,013; Mr. Polsky, 10,626 shares, $207,207; and
    Mr. Tubbs, 1,554 shares, $30,303.

    With respect to Mr. Guffey's shares, restrictions on 10,775 shares lapsed on January 2, 1999, restrictions on 10,774 shares are scheduled to lapse on January 2, 2000 and restrictions on 2,587 shares are scheduled to lapse on January 2, 2001. With respect to Mr. Teshoian's shares, restrictions on 8,333 shares lapsed on January 5, 1999, restrictions on 8,333 shares are scheduled to lapse on January 5, 2000 and restrictions on 8,334 shares are scheduled to lapse on January 5, 2001. With respect to Mr. Harrison's shares, restrictions on 23,334 shares are scheduled to lapse on August 20, 1999. With respect to Mr. Polsky's shares, restrictions on 6,563 shares lapsed on January 2, 1999, restrictions on 3,324 shares are scheduled to lapse on January 2, 2000 and restrictions on 739 shares are scheduled to lapse on January 2, 2001. With respect to Mr. Tubbs' shares, restrictions on 518 shares lapsed on January 2, 1999 and restrictions on 518 shares are scheduled to lapse on each of January 2, 2000 and 2001. Any dividends payable on the Common Stock would also be payable on such restricted stock.

(2) The amounts for 1998 are payments in January 1999 of the value of the three-year 1996 Performance Cycle that ended on December 31, 1998 pursuant to the 1994 Long-Term Incentive Plan. One-third of such amounts were converted into restricted stock (33,319 shares for Mr. Guffey, 2,404 shares for Mr. Teshoian, 3,989 shares for Mr. Harrison, 2,885 shares for
    Mr. Polsky and 2,500 shares for Mr. Tubbs) with restrictions scheduled to lapse in three equal annual installments beginning January 2, 2000.

(3) Pursuant to the Savings Plan, the amounts credited by Coltec for each of Messrs. Guffey, Polsky and Tubbs for 1998, 1997 and 1996 were $10,000, $9,500 and $9,000, respectively. Such amounts for Mr. Teshoian for 1998 were $10,000 and for Mr. Harrison were $10,000 for 1998, $9,500 for 1997 and
    $3,500 for 1996. Such amounts are included in the amounts in column
    (i) above.

    Pursuant to the defined contribution portion of the Benefits Equalization Plan, the amounts credited by Coltec for 1998, 1997, and 1996 for each of the named executive officers were as follows: Mr. Guffey, $264,900 for 1998, $112,161 for 1997 and $89,220 for 1996; Mr. Teshoian, $59,400 for 1998;
    Mr. Harrison, $98,182 for 1998, $85,367 for 1997 and $2,050 for 1996;
    Mr. Polsky, $96,187 for 1998, $39,556 for 1997 and $31,577 for 1996; and
    Mr. Tubbs, $80,054 for 1998, $28,481 for 1997 and $15,664 for 1996. Such
    amounts are included in the amounts in column (i) above.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)
    The costs to Coltec for 1996 for whole life insurance, measured by the excess of premiums paid over the cash surrender value were as follows:
    Mr. Guffey, $16,772; Mr. Harrison, $26,033; and Mr. Tubbs, $18,455. Such amounts are included in the amounts in column (i) above.

    The whole life insurance program was changed in 1997 so that Coltec is reimbursed from the insurance proceeds paid upon the executive's death for the premiums it previously paid. The total premiums paid for the named executive officers in 1998 and 1997 were as follows: Mr. Guffey, $85,000 for each of 1998 and 1997; Mr. Teshoian, $50,000 for 1998; Mr. Harrison, $35,000 for each of 1998 and 1997; Mr. Polsky, $35,000 for each of 1998 and 1997; and Mr. Tubbs $35,000 for each of 1998 and 1997. Such amounts are included in the amounts in column (i) above.

    Relocation expenses in 1997 and 1996 in connection with the move of the corporate office to Charlotte, North Carolina, for each of the named executive officers were as follows: Mr. Guffey, $3,989 for 1997 and $213,213 (including $93,778 as reimbursement for taxes) for 1996; Mr. Harrison, $3,104 (including $2,152 as reimbursement for taxes) for 1997 and $135,179 (including $57,306 as reimbursement for taxes) for 1996; Mr. Polsky, $57,157 (including $26,818 as reimbursement for taxes) for 1997 and $101,131 (including $36,846 as reimbursement for taxes) for 1996; and Mr. Tubbs, $72,997 (including $2,535 as reimbursement for taxes) for 1997 and $52,202 (including $19,219 as reimbursement for taxes) for 1996. Relocation expenses in 1998 for Mr. Teshoian were $115,953 (including $54,404 as reimbursement for taxes). Such amounts are included in column (i) above.

    The amounts included in column (i) above for 1997 for Messrs. Polsky and Harrison include payments ($260,000 to Mr. Polsky and $62,500 to Mr. Harrison) which compensation was the difference between the price of the Common Stock at the time of the grant of the options pursuant to the 1992 Stock Option and Incentive Plan, and the agreed upon exercise price of said options which had been negotiated by each of them at the time of acceptance of employment. Most of the amount for Mr. Polsky, after withholding tax deductions, was used by Mr. Polsky in 1997 to purchase shares of Common Stock.

STOCK OPTIONS

     The following table contains information concerning 1998 grants of stock options under Coltec's 1992 Stock Option and Incentive Plan to the named executive officers and the potential realizable value of these option grants based on assumed rates of stock appreciation of 5% and 10% per year over the 10-year term of the options.

                             OPTION GRANTS IN 1998

                                                                                              POTENTIAL REALIZABLE
                                                                                                    VALUE AT
                                                                                             ASSUMED ANNUAL RATES OF
                                                                                             STOCK APPRECIATION FOR
                                    INDIVIDUAL GRANTS                                            OPTION TERM (1)
-----------------------------------------------------------------------------------------   -------------------------
          (A)                  (B)             (C)          (D)               (E)              (F)             (G)
-----------------------   --------------    ----------    --------    -------------------   ---------       ---------
                           NUMBER OF        % OF TOTAL
                          SECURITIES        OPTIONS       EXERCISE
                          UNDERLYING        GRANTED TO    OR BASE
                            OPTIONS         EMPLOYEES      PRICE
NAME                      GRANTED (#)(2)    IN 1998       ($/SH)        EXPIRATION DATE       5%($)          10%($)
-----------------------   --------------    ----------    --------    -------------------   ---------       ---------
Nishan Teshoian........       200,000          39.5        $22.56       January 4, 2008     2,837,572       7,190,965

(1) These appreciation rates are arbitrary assumptions specified by the SEC and do not represent Coltec's predictions as to actual appreciation rates.

(2) The options are nonqualified options exercisable to the extent of 20% of the total commencing January 5, 1999 with an additional 20% becoming exercisable annually thereafter until fully exercisable on January 5, 2003. Exercise of an option may be by cash, negotiable certificates representing whole shares of Common Stock (or, subject to the approval of the Compensation Committee, through the withholding of Common Stock which would otherwise have been received upon exercise of the option) or any combination thereof. The option agreement contains provisions protecting the option holder in the event of a change-in-control. See "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" for additional information.

OPTION EXERCISES AND HOLDINGS

     The following table contains information with respect to the named executive officers concerning the options exercised during 1998 and the options held as of December 31, 1998 (Messrs. Guffey and Polsky were the only named executive officers who exercised options during 1998):

    AGGREGATED OPTION EXERCISES IN 1998 AND DECEMBER 31, 1998 OPTION VALUES

             (A)                     (B)              (C)                                       (D)
-----------------------------  ---------------   --------------   ---------------------------------------------------------------
                                                                                       NUMBER OF SECURITIES
                                                                                  UNDERLYING UNEXERCISED OPTIONS
                                                                                       AT DECEMBER 31, 1998
                               SHARES ACQUIRED      VALUE         ---------------------------------------------------------------
NAME                           ON EXERCISE(#)    REALIZED($)(1)       EXERCISABLE                     UNEXERCISABLE
                               ---------------   --------------   ------------------------------   ------------------------------

John W. Guffey, Jr...........       60,000           705,000                  820,333                          709,667

Nishan Teshoian..............           --                --                                                   200,000

David D. Harrison............           --                --                  100,000                          150,000

Laurence H. Polsky...........       50,000           676,563                  220,000                          100,000

Robert J. Tubbs..............           --                --                  143,000                          132,000

             (A)                           (E)
-----------------------------  ---------------------------
                                  VALUE OF UNEXERCISED
                                  IN-THE-MONEY OPTIONS
                               AT DECEMBER 31, 1998($)(2)
                               ---------------------------
NAME                           EXERCISABLE   UNEXERCISABLE
-----------------------------  -----------   -------------
John W. Guffey, Jr...........  $ 3,674,000   $ 1,999,750
Nishan Teshoian..............                $         0
David D. Harrison............  $   462,500   $   693,750
Laurence H. Polsky...........  $ 1,005,000   $   875,000
Robert J. Tubbs..............  $   936,875   $   647,500

------------------

(1) Value realized based on the closing price of Coltec's common stock on the exercise date minus the exercise price.

(2) Total value of options based on the closing price of the Common Stock of $19.50 on December 31, 1998 minus the exercise price. The actual gain, if any, an executive officer realizes will depend on the market price of the Common Stock at the time of exercise. "In-the-money" means the closing price of the Common Stock on December 31, 1998 is greater than the exercise price of the option.

LONG TERM INCENTIVE PLANS--AWARDS IN 1998

     The following table contains information concerning 1998 awards under Coltec's Long Term Incentive Plan ("LTIP") to the named executive officers.

     Amounts shown in column (e) below are based upon the cumulative operating profit of $599.6 million for the 3 year performance cycle beginning January 1, 1996 and ending December 31, 1998, as determined by the Stock Option and Compensation Committee on January 14, 1999. This value is an arbitrary assumption specified by the SEC, and does not represent Coltec's prediction as to the cumulative operating profit for any other performance cycle.

                                                                PERFORMANCE         ESTIMATED FUTURE PAYOUTS UNDER
                                             NUMBER OF           OR OTHER             NON-STOCK PRICE-BASED PLANS
                                             SHARES, UNITS      PERIOD UNTIL     -------------------------------------
                                              OR OTHER          MATURATION OR    THRESHOLD      TARGET       MAXIMUM
                   NAME                      RIGHTS (#)           PAYOUT           ($)            ($)          ($)
                   (A)                          (B)                (C)             (D)            (E)          (F)
------------------------------------------   -------------      -------------    ---------      -------    -----------
John W. Guffey, Jr........................       35,000(1)      3 years           420,000       544,950        (1)
Nishan Teshoian...........................       25,000(2)      1 year            300,000       410,000    410,000(2)
                                                 25,000(3)      2 years           300,000       399,500        (3)
                                                 50,000(1)      3 years           600,000       778,500        (1)
David D. Harrison.........................       12,000(1)      3 years           144,000       186,840        (1)
Laurence H. Polsky........................       10,000(1)      3 years           120,000       155,700        (1)
Robert J. Tubbs...........................       10,000(1)      3 years           120,000       155,700        (1)

------------------

(1) Performance units granted under the LTIP for the performance cycle beginning January 1, 1998 and ending December 31, 2000 (the "1998 performance cycle"). The threshold target and award value schedule applicable to performance units granted under the LTIP for the 1998 performance cycle is as follows:

PERFORMANCE TARGETS FOR CUMULATIVE OPERATING
PROFIT                                              AWARD VALUE
--------------------------------------------------  -----------------------------
Less than $492.3 million *                          $ 0.00
$492.3 million                                      $12.00
Over $492.3 million                                 $12.00 plus $0.0333 for each
                                                    $1 million over
                                                    $492.3 million
---------
* Threshold target.

(2) Performance units granted under the LTIP for the performance cycle beginning January 1, 1996 and ending December 31, 1998 (the "1996 performance cycle"). The threshold target and award value schedule applicable to performance units granted under the LTIP for the 1996 performance cycle is as follows:

PERFORMANCE TARGETS FOR CUMULATIVE OPERATING
PROFIT                                              AWARD VALUE
--------------------------------------------------  -----------------------------
Less than $467.7 million *                          $ 0.00
$467.7 million                                      $12.00
Over $467.7 million                                 $12.00 plus $0.0333 for each
                                                    $1 million over
                                                    $467.7 million
---------
* Threshold target.

    The amount shown in column (f) is based upon the cumulative operating profit for the 1996 performance cycle of $599.6 million and the award value for the 1996 performance cycle of $16.40 per performance unit, as determined by the Stock Option and Compensation Committee on January 14, 1999.

(3) Performance units granted under the LTIP for the performance cycle beginning January 1, 1997 and ending December 31, 1999 (the "1997 performance cycle"). The threshold target and award value schedule applicable to performance units granted under the LTIP for the 1997 performance cycle is as follows:

PERFORMANCE TARGETS FOR CUMULATIVE OPERATING
PROFIT                                              AWARD VALUE
--------------------------------------------------  -----------------------------
Less than $480.0 million *                          $ 0.00
$480.0 million                                      $12.00
Over $480.0 million                                 $12.00 plus $0.0333 for each
                                                    $1 million over
                                                    $480.0 million
---------
* Threshold target.

PENSION PLAN

     The following table shows the estimated annual pension benefits payable to a covered participant upon retirement at normal retirement age (age 65) on a single life annuity basis under Coltec's qualified defined benefit plan, as well as nonqualified supplemental pension plans that provide benefits that would otherwise be denied participants by reason of certain Internal Revenue Code limitations on qualified plan benefits, based for the most part on five-year average final compensation (salary and bonus during the 60 highest-paid consecutive months out of the last 120 months of service) and years of credited service with Coltec and its subsidiaries and not subject to deduction for Social Security or other payments:

            FIVE-YEAR                                        YEARS OF CREDITED SERVICE
          AVERAGE FINAL             ----------------------------------------------------------------------------
          COMPENSATION                 10          15           20            25            30            35
---------------------------------   --------    --------    ----------    ----------    ----------    ----------
 $ 200,000.......................   $ 31,700    $ 47,500    $   63,300    $   79,200    $   95,000    $  110,800
   300,000.......................     48,700      73,000        97,300       121,700       146,000       170,300
   400,000.......................     65,700      98,500       131,300       164,200       197,000       229,800
   500,000.......................     82,700     124,000       165,300       206,700       248,000       289,300
   600,000.......................     99,700     149,500       199,300       249,200       299,000       348,800
   700,000.......................    116,700     175,000       233,300       291,700       350,000       408,300
   800,000.......................    133,700     200,500       267,300       334,200       401,000       467,800
   900,000.......................    150,700     226,000       301,300       376,700       452,000       527,300
 1,000,000.......................    167,700     251,500       335,300       419,200       503,000       586,800
 1,200,000.......................    201,700     302,500       403,300       504,200       605,000       705,800
 1,400,000.......................    235,700     353,500       471,300       589,200       707,000       824,800
 1,600,000.......................    269,700     404,500       539,300       674,200       809,000       943,800
 1,800,000.......................    303,700     455,500       607,300       759,200       911,000     1,062,800
 2,000,000.......................    337,700     506,500       675,300       844,200     1,013,000     1,181,800
 2,200,000.......................    371,700     557,500       743,300       929,200     1,115,000     1,300,800
 2,400,000.......................    405,700     608,500       811,300     1,014,200     1,217,000     1,419,800
 2,600,000.......................    439,700     659,500       879,300     1,099,200     1,319,000     1,538,800
 2,800,000.......................    473,700     710,500       947,300     1,184,200     1,421,000     1,657,800
 3,000,000.......................    507,700     761,500     1,015,300     1,269,200     1,523,000     1,776,800
 3,200,000.......................    541,700     812,500     1,083,300     1,354,200     1,625,000     1,895,800

     As of December 31, 1998, the five-year average final compensation (or average compensation for all months of credited service for a participant with less than 60 months of service) and current years of credited service for each of the following persons were: Mr. Guffey, $2,057,258 and 20 years (includes
6 years of credited service as an employee of one of Coltec's subsidiary corporations); Mr. Teshoian, $1,150,008 and 1 year; Mr. Harrison, $1,157,494 and 2 years; Mr. Polsky, $849,960 and 7 years; and Mr. Tubbs $705,230 and 4 years. Compensation covered under the pension plans includes amounts reported in columns (c) and (d) of the Summary Compensation Table. Coltec has agreed to calculate the pension benefits of Mr. Guffey as if his prior service with a subsidiary was earned under the plan (which service is included in the figures set forth above).

COMPENSATION OF DIRECTORS

     Directors who are not also employees of Coltec receive a retainer at the annual rate of $25,000 ($30,000 if Chairperson of a Committee) and receive $1,250 per meeting for attendance at meetings of the Board of Directors and its committees with a maximum of $2,000 for more than one meeting on the same day ($2,500 if Chairperson of one of the meetings). A fee of $750 is paid for each meeting of the Board of Directors held by unanimous written consent or where the attendance of the director at such meeting is by means of a telephone conference or similar communications equipment. The Board of Directors has established a retirement age policy which provides that a director shall not be eligible for nomination to the Board of Directors if such person has attained the age of 70.

     The pension arrangement for directors who are not entitled to a pension from Coltec or any subsidiary thereof was terminated in July 1996 for all directors serving at that time. In accordance with the 1997 Restricted Stock Plan for Outside Directors (the "Restricted Stock Plan") approved by shareholders at the 1997 Annual Meeting of Shareholders, the present value of the accrued lifetime pension benefit for these directors was calculated and arrangements were made to convert these amounts to restricted stock based on market values on the dates the directors would otherwise have vested in pension benefits. In accordance with this arrangement, on June 11, 1998, Professor Moses was granted 189 shares of restricted stock. The restrictions on the shares granted under the Restricted Stock Plan will lapse upon termination of such director's membership on the Board of Directors. Directors elected after July 1996 will receive restricted stock at the time of first election by the shareholders in a number of shares based on one-half of the amount of the director annual retainer in effect at that time and the then market value of the Common Stock. The Restricted Stock Plan was amended in January 1998 to provide that in the event of a change-in-control (as defined in the plan), all restrictions on assignment, transfer or other disposition of the restricted stock lapse.

     Payment of director retainer, committee or attendance fees may be deferred in whole or in part, at the option of a non-employee director, under Coltec's Deferred Compensation Plan for Non-Employee Directors (the "Deferred Compensation Plan") adopted by the Board of Directors in January 1996. The Deferred Compensation Plan provides that any fees deferred thereunder shall be credited at the end of each quarter to (i) a share account, which allows for the purchase of share units that represent shares of Common Stock, (ii) a cash account, which pays interest at a rate based on the ninety-day Treasury bill rate over the past twelve months, or (iii) a combination of both. The amount deferred under the Deferred Compensation Plan will be paid, at the non-employee director's option, in a lump sum or over a ten-year period commencing on the first business day of the calendar year following the year during which the non-employee director ceases to be a director of Coltec. Messrs. Coppola and Stuckey participate in the Deferred Compensation Plan. As of December 31, 1998, Messrs. Coppola and Stuckey have 10,614 and 927 units, respectively, credited to their share accounts.

     Pursuant to the 1994 Stock Option Plan for Outside Directors of Coltec Industries Inc (the "1994 Stock Option Plan for Outside Directors"), non-employee directors receive option grants to purchase 3,000 shares of Common Stock on each reelection date during their service on the Board of Directors. The 1994 Stock Option Plan for Outside Directors provides for the acceleration of the vesting of all options to acquire Common Stock theretofore or thereafter granted in the event of a change-in-control (as defined in the plan). Unless earlier terminated by the Board of Directors of Coltec, the 1994 Stock Option Plan for Outside Directors will terminate on July 1, 2004 and no further options will be awarded after that date.

     In May 1995, the Board of Directors approved change-in-control arrangements for non-employee directors who do not continue to serve as a director of Coltec during any part of the two-year period following a change-in-control for reasons other than voluntary resignation or voluntary choice not to stand for reelection. Pursuant thereto each such director would receive a lump sum payment equal to five times the amount of the director's annual retainer at the time he or she ceases to be a director.

EMPLOYMENT CONTRACTS, SEVERANCE ARRANGEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS.

  Outstanding Stock-Based Awards

     All currently outstanding agreements granting restricted stock or stock options to the named executive officers in the Summary Compensation Table contain change-in-control provisions. In the case of the restricted stock, in the event of a change-in-control, all restrictions on assignment, transfer or other disposition of the restricted stock lapse. In the case of stock options, in the event of a change-in-control, the options become fully exercisable, or in the discretion of the Board of Directors, for options granted before October 9, 1997, the named executive officer may surrender all or part of his or her options to Coltec (or its successor) during a one-year period after the change-in-control in exchange for a cash payment for each option surrendered equal to the excess of the fair market value of the Common Stock on the date of surrender over the option price. Fair market value for this purpose equals the last sales price of the Common Stock on the surrender date on the NYSE Composite Tape (or, if no such sale occurred on such date, the last date preceding such date on which a sale was reported), except that, in the case of a change of ownership of more than 35% of the outstanding shares of Common Stock, fair market value means the amount of cash and fair market value of other consideration tendered for such outstanding shares.

  Employment Agreements

     As of July 15, 1998, Coltec entered into employment agreements with all of the named executive officers. The agreements expire, upon the terms and conditions contained in the agreements until terminated in accordance with the provisions set forth in Section 5 of the agreements. The July 15, 1998 agreements supersede all prior employment agreements. On November 1, 1998, Mr. Teshoian's agreement was modified to clarify Sections 6.6 and 6.7 of the agreement and in all other respects, Mr. Teshoian's employment agreement remains in full force and effect. Compensation payable under the employment agreements is at current salary rates, with participation in incentive and employee benefit plans at the discretion of the Board of Directors. Without the executive's consent, the executive cannot be assigned duties or responsibilities inconsistent with his position.

     Each of the employment agreements contains covenants prohibiting the executive from competing with Coltec for a specified period of time following termination of employment. If during the term of any such agreement a change-in-control (as defined in the agreements) occurs, the executive may terminate the agreement upon the happening of certain defined events and the executive is (i) to be paid a lump sum cash payment equal to (x) the sum of salary and the highest annual bonus paid over the prior three years
(y) multiplied by a factor, which is four for Mr. Guffey and three for Messrs. Teshoian, Harrison, Polsky and Tubbs; (ii) to continue participation as an active participant in all Coltec perquisites and benefit plans and fringe benefit programs for a specified period of time from the date of termination which is four years for Mr. Guffey, and three years for Messrs. Teshoian, Harrison, Polsky and Tubbs; (iii) provided with a fully paid up life insurance policy pursuant to the terms of Coltec's family protection plant; and (iv) paid amounts under Coltec's long-term incentive plan and, at the executive's option, under Coltec's supplemental retirement plan. Amounts to be paid are to include an additional tax gross-up covering any excise tax on any payments made or benefits provided to the executives.

  Effect of Proposed BFGoodrich/Coltec Merger on Employment Agreements and Benefit Plans.

     As discussed in Item 1. "Business--Proposed Merger with The B.F.Goodrich Company", Coltec and BFGoodrich have entered into an agreement and plan of merger. Upon approval and adoption of the merger agreement by Coltec shareholders, or, in the case of the LTIP, upon completion of the merger, the change of control provisions of the Coltec employment agreements and benefit plans will be triggered.

     Coltec anticipates that all of the named executive officers will be terminated within the meaning of the employment agreements and be given the payments and benefits provided for under their employment agreements immediately following the merger. Messrs. Guffey and Polsky will be offered employment by BFGoodrich following completion of the merger in positions and with responsibilities different than they held with Coltec.

     The following table sets forth information about the estimated value of the payments and benefits the named executive officers will receive under the employment agreements solely as a result of the merger. The following table also sets forth information about the unexercisable Coltec stock options and shares of Coltec restricted stock that the named executive officers hold that will become fully vested and/or exercisable solely as a result of the merger.

                                                                                   UNEXERCISABLE
                                                                               COLTEC STOCK OPTIONS
                                                    ESTIMATED VALUE OF    -------------------------------
                                                     PAYMENTS AND         NUMBER OF         WEIGHTED         NUMBER OF
                                                    BENEFITS UNDER        COMMON SHARES     AVERAGE          SHARES OF
                                                      EMPLOYMENT          UNDERLYING       EXERCISE PRICE    RESTRICTED
NAME                                                  AGREEMENTS           OPTIONS         ($/SHARE)          STOCK
-------------------------------------------------   ------------------    -------------    --------------    ----------
John W. Guffey, Jr...............................      $ 20,118,666          709,667            18.45          46,680
Nishan Teshoian..................................      $  6,687,387          160,000            22.56          19,071
David D. Harrison................................      $  6,083,242          150,000            14.88          27,323
Laurence H. Polsky...............................      $  6,026,732          100,000            10.75           6,948
Robert J. Tubbs..................................      $  5,152,393          109,000            13.90           4,054

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Set forth below is certain information with respect to persons known to Coltec as of February 18, 1999 to be the beneficial owners of more than five percent of the Common Stock. This information is based solely on statements made in Schedule 13D or 13G filings of beneficial owners with the Securities and Exchange Commission. The beneficial ownership positions contained in such filings and set forth below may have changed since the date on which such filings were made.

                                                                                   AMOUNT AND
                                                                                   NATURE OF
                                                                                   BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER                                               OWNERSHIP     PERCENT OF CLASS(A)
--------------------------------------------------------------------------------   ----------    --------------------

The B.F.Goodrich Company .......................................................   12,550,638(b)         16.6
  4020 Kinross Lakes Parkway
  Richfield, Ohio 44286

J.P. Morgan & Co. Incorporated .................................................    9,759,117(c)         15.5
  60 Wall Street
  New York, NY 10260

GSB Investment Management, Inc.  ...............................................    4,201,592(d)          6.7
  301 Commerce Street, Suite 1501
  Fort Worth, TX 76102

Franklin Mutual Advisers, Inc.  ................................................    3,440,763(e)          5.5
  52 John F. Kennedy Parkway
  Short Hills, NJ 07078

------------------
(a) The percentages are calculated on the basis of 63,056,735 shares of Common Stock outstanding on February 18, 1999 (excluding 25,000,000 shares of Common Stock held by a subsidiary of Coltec).

(b) In its Schedule 13D filed December 2, 1998, BFGoodrich stated that the beneficial ownership of 12,550,638 shares of Common Stock was being reported by it solely as a result of the stock option agreement dated as of November 22, 1998 between BFGoodrich and Coltec. As more fully described in the Schedule 13D, Coltec has granted to BFGoodrich an irrevocable option pursuant to which BFGoodrich has the right, upon the occurrence of certain events (none of which has occurred), to purchase up to 12,550,638 shares of Common Stock (subject to customary anti-dilution adjustments) at a price per share of $20.125. The option has not yet become exercisable. Because the option will not become exercisable unless and until certain specified events occur, BFGoodrich expressly disclaims beneficial ownership of all such shares.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)
(c) In its Amendment No. 8 to Schedule 13G filed February 22, 1999, J.P. Morgan & Co. Incorporated reported that it had sole voting power for 7,130,897 shares, shared voting power for 4,620 shares, sole power to dispose for 9,750,627 shares and shared power to dispose for 7,290 shares and that it had filed such Schedule 13G as a parent holding company.

(d) In its Amendment No. 3 to Schedule 13G filed February 16, 1999, GSB Investment Management, Inc. reported that it had sole voting power for 1,127,294 shares, sole dispositive power for 4,038,867 shares and shared dispositive power for 162,725 shares and that it had filed such Schedule 13G as a registered investment adviser.

(e) In its Schedule 13G filed January 29, 1999, Franklin Mutual Advisers, Inc., reported that it had sole voting power over 3,440,763 shares and sole dispositive power over 3,440,763 shares and that it had filed such Schedule 13G as a registered investment adviser.

SECURITY OWNERSHIP OF MANAGEMENT.

     Set forth below is information as of February 18, 1999 (except as set forth in footnote (c) below with regard to shares in the Coltec Retirement Savings Plan for Salaried Employees, the information with respect to which is as of December 31, 1998), concerning the ownership of Common Stock by each director, each of the executive officers named in the Summary Compensation Table and all current directors and executive officers of Coltec as a group:

                                                                                    AMOUNT AND NATURE
                                                                                    OF BENEFICIAL        PERCENT OF
NAME                                                                                OWNERSHIP(A)         CLASS(B)
---------------------------------------------------------------------------------   -----------------    -----------
Joseph R. Coppola................................................................           8,000               *
William H. Grigg.................................................................           2,745               *
John W. Guffey, Jr.(c)(d)........................................................       1,105,762             1.7
David D. Harrison(c).............................................................         185,078               *
William R. Holland...............................................................           2,500               *
David I. Margolis................................................................          52,844               *
Joel Moses.......................................................................          14,318               *
Laurence H. Polsky(c)............................................................         270,575               *
Richard A. Stuckey...............................................................           8,200               *
Nishan Teshoian(c)...............................................................          82,791               *
Robert J. Tubbs(c)...............................................................         177,203               *
All directors and executive officers as a group,
  consisting of 15 persons.......................................................       2,340,920             3.7

------------------
 * Less than 1%
(a) Includes shares subject to options exercisable on or within 60 days of February 18, 1999 as follows: Mr. Coppola, 7,000 shares; Mr. Grigg, 2,000 shares, Mr. Guffey, 820,333 shares; Mr. Harrison, 100,000 shares;
    Mr. Moses, 10,000 shares; Mr. Polsky, 220,000 shares; Mr. Stuckey, 8,000 shares; Mr. Teshoian, 40,000 shares; Mr. Tubbs, 166,000 shares; and all directors and executive officers as a group, 1,759,333 shares.

(b) The percentages are calculated on the basis of 63,056,735 shares of Common Stock outstanding on February 18, 1999, (excluding 25,000,000 shares of Common Stock held by a subsidiary of Coltec) plus, for any person, that number of shares with respect to which such person has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(c) As participants in the Coltec Retirement Savings Plan for Salaried Employees, Coltec's executive officers have the following shares of Common Stock credited to their individual accounts as of December 31, 1998

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    and such shares as included in the table above: Mr. Guffey, 6,610 shares; Mr. Harrison, 1,089 shares; Mr. Polsky, 3,376 shares; Mr. Teshoian, 387 shares; Mr. Tubbs, 2,149 shares; and all executive officers as a group, 30,542 shares.

(d) Includes 19,084 shares owned by The Guffey Family Foundation; 3,360 shares owned by The Guffey Family Trust for the benefit of Mr. Guffey's grandchildren and options for 225,000 shares of Coltec's common stock gifted to the Guffey Family Limited Partnership, a Georgia Limited Partnership for the benefit of Mr. Guffey's grandchildren. Mr. Guffey disclaims beneficial ownership of all of the above shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

            (1) Consolidated Financial Statements: Consolidated Statements of Earnings for the Three Years ended December 31, 1998; Consolidated Balance Sheets at December 31, 1998 and 1997; Consolidated Statements of Cash Flows for the Three Years ended December 31, 1998; Consolidated Statements of Shareholders' Equity for the Three Years ended December 31, 1998; Consolidated Statements of Comprehensive Income for the Three Years ended December 31, 1998; Notes to Consolidated Financial Statements; Report of Management; and Report of Independent Public Accountants.

            (2) Consolidated Financial Statement Schedules listed in the Index to Consolidated Financial Statement Schedules on page S-1 hereof.

            (3) The exhibits required by Item 601 of Regulation S-K as listed in the accompanying exhibit index commencing on page I-1 hereof.

     (b) During the quarter ended December 31, 1998, Coltec filed the following reports on Form 8-K:

          Current Report on Form 8-K filed November 24, 1998 (Items 5 and 7);

          Current Report on Form 8-K filed December 21, 1998 (Items 5 and 7);
     and

          Current Report on Form 8-K filed December 23, 1998 (Items 5 and 7)

     (c) Except for exhibits 4.3(i), 4.8(a), 4.10(c), 4.11(a), 4.11(b), 4.11(c),
         10.5(a), 12.1, 21.1, 23.1 and 27.1, the exhibits listed on the attached Index to Exhibits have been filed previously. Pursuant to paragraph (4)(iii) of Item 601(b) of Regulation S-K, there are omitted certain agreements, which Coltec hereby agrees to furnish to the Commission upon request.

        For a listing of all management contracts and compensatory plan arrangements required to be filed as exhibits to this Form 10-K, see the Exhibits listed under Exhibit Nos. 10.1 through 10.17(c), on pages I-1 through I-6 of the Exhibit Index.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COLTEC INDUSTRIES INC

Date: March 24, 1999

                                          By:      /s/ DAVID D. HARRISON
                                              ---------------------------------
                                                     David D. Harrison
                                                Executive Vice President and
                                                  Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES NOTED ON MARCH 24, 1999.

NAME AND TITLE                             NAME AND TITLE
-------------------------                  -----------------------------------

/s/ JOSEPH R. COPPOLA                      /s/ DAVID I. MARGOLIS
---------------------                      ---------------------
Joseph R. Coppola                          David I. Margolis
Director                                   Director

/s/ WILLIAM H. GRIGG                       /s/ JOHN W. GUFFEY, JR.
--------------------                       -----------------------
William H. Grigg                           John W. Guffey, Jr.
Director                                   Director, Chairman of the Board and
                                           Chief Executive Officer
/s/ DAVID D. HARRISON
---------------------                      /s/ WILLIAM R. HOLLAND
David D. Harrison                          ----------------------
Director, Executive Vice President         William R. Holland
and Chief Financial Officer                Director
(Principal Financial and Accounting
Officer)                                   /s/ RICHARD A. STUCKEY
                                           ----------------------
/s/ JOEL MOSES                             Richard A. Stuckey
--------------                             Director
Joel Moses
Director

/s/ NISHAN TESHOIAN
-------------------
Nishan Teshoian
Director, President and Chief Operating
Officer

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                                                           PAGE
CONSOLIDATED FINANCIAL STATEMENT SCHEDULES                                                                 NUMBER
--------------------------------------------------------------------------------------------------------   ------
II--Valuation and Qualifying Accounts for the three years ended December 31, 1998.......................     S-3

                             COLTEC INDUSTRIES INC
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coltec Industries Inc:

We have audited the accompanying consolidated balance sheets of Coltec Industries Inc and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coltec Industries Inc and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is no part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Note 20, the Company entered into an Agreement and Plan of Merger with The B.F.Goodrich Company (BFGoodrich). Upon consummation of the merger, the Company shareholders will receive .56 shares of BFGoodrich common stock for each share of the Company's common stock.

ARTHUR ANDERSEN LLP

Charlotte, North Carolina
January 22, 1999

                     COLTEC INDUSTRIES INC AND SUBSIDIARIES
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                           COLUMN C
                                                                   ------------------------
                                                     COLUMN B             ADDITIONS                              COLUMN E
                                                   ------------    ------------------------                     ----------
COLUMN A                                           BALANCE AT      CHARGED TO    CHARGED TO      COLUMN D       BALANCE OF
------------------------------------------------   BEGINNING OF    COST AND       OTHER        -------------     END OF
DESCRIPTION                                         PERIOD         EXPENSES      ACCOUNTS      DEDUCTIONS(1)     PERIOD
------------------------------------------------   ------------    ----------    ----------    -------------    ----------
1998
Valuation account deducted from assets--
  Allowance for doubtful accounts...............      $2,894         $1,049        $   --         $   834         $3,109
                                                      ------         ------        ------         -------         ------
                                                      ------         ------        ------         -------         ------

1997
Valuation account deducted from assets--
  Allowance for doubtful accounts...............      $2,007         $1,222        $   --         $   335         $2,894
                                                      ------         ------        ------         -------         ------
                                                      ------         ------        ------         -------         ------

1996
Valuation account deducted from assets--
  Allowance for doubtful accounts...............      $4,174         $1,517        $   --         $ 3,684         $2,007
                                                      ------         ------        ------         -------         ------
                                                      ------         ------        ------         -------         ------

Note:

(1) Deductions are for the purposes for which the valuation accounts were created.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
   2.1        --   Agreement and Plan of Merger dated as of November 22, 1998 among The B.F. Goodrich Company, Runway
                   Acquisition Corporation and Coltec Industries Inc, filed as Exhibit 99.2 to The B.F. Goodrich
                   Company Current Report on Form 8-K filed on November 24, 1998 (File No. 1-892) and incorporated herein by reference.

   2.2        --   Coltec's Stock Option Agreement dated as of November 22, 1998 between The B.F. Goodrich Company and Coltec Industries Inc, filed as Exhibit 99.3 to The B.F. Goodrich Company Current Report on
                   Form 8-K filed on November 24, 1998 (File No. 1-892) and incorporated herein by reference.

   2.3        --   Parent Stock Option Agreement dated as of November 22, 1998 between The B.F. Goodrich Company and
                   Coltec Industries Inc, filed as Exhibit 99.3 to The B.F. Goodrich Company Current Report on
                   Form 8-K filed on November 24, 1998 (File No. 1-892) and incorporated herein by reference.

   3.1        --   Amended and Restated Articles of Incorporation of Coltec, filed as Exhibit 3.1 to Coltec's
                   Registration Statement on Form S-2 (No. 33-44846) and incorporated herein by reference.

   3.2        --   Amended and Restated By-Laws of Coltec filed as Exhibit 3.2 to Coltec's Quarterly Report on
                   Form 10-Q for the quarter ended September 27, 1998 and incorporated herein by reference.

   4.1        --   Form of Indenture, dated as of October 26, 1992, between Coltec and United States Trust Company of
                   New York, as trustee, relating to Coltec's 9 3/4% Senior Notes Due 1999 (including the form of
                   9 3/4% Senior Note Due 1999), filed as Exhibit 4.1 to Coltec's Registration Statement on Form S-3
                   (No. 33-52414) and incorporated herein by reference.

   4.2        --   Indenture, dated as of April 1, 1992, between Coltec and United States Trust Company of New York, as trustee, relating to Coltec's 9 3/4% Senior Notes Due 2000 (including the form of 9 3/4% Senior
                   Note Due 2000), filed as Exhibit 4 to Coltec's Current Report on Form 8-K, filed April 2, 1992 and incorporated herein by reference.

   4.3        --   Credit Agreement among Coltec, various banks, Bankers Trust Company, as Administrative Agent, Bank of America Illinois, as Documentation Agent, and The Chase Manhattan Bank, as Syndication Agent,
                   dated as of March 24, 1992 and Amended and Restated as of January 11, 1994 and further Amended and
                   Restated as of December 18, 1996, filed as Exhibit 4.20 to Coltec's Annual Report on Form 10-K for
                   the year ended December 31, 1996 and incorporated herein by reference.

   4.3(a)     --   First Amendment to Credit Agreement dated as of August 22, 1997 between Coltec, various banks,
                   Bankers Trust Company, as Administrative Agent, Bank of America Illinois, as Documentation Agent
                   and Chase Manhattan Bank, as Syndication Agent, filed as Exhibit 4.1 to Coltec's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 and incorporated herein by reference.

   4.3(b)     --   Second Amendment to Credit Agreement dated as of October 14, 1997 between Coltec, various banks,
                   Bankers Trust Company, as Administrative Agent, Bank of America Illinois, as Documentation Agent,
                   and Chase Manhattan Bank, as Syndication Agent, filed as Exhibit 4.2 to Coltec's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 and incorporated herein by reference.

   4.3(c)     --   Third Amendment to Credit Agreement dated as of December 18, 1997 between Coltec, Coltec Aerospace
                   Canada Ltd., Various Banks, Bank of America National Trust and Savings Association (as successor by merger to Bank of America Illinois), The Chase Manhattan Bank, as Syndication Agent, Bankers
                   Trust Company, as Administrative Agent and Bank of Montreal, as Canadian Paying Agent, filed as
                   Exhibit 4.22 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
   4.3(d)     --   Fourth Amendment to Credit Agreement dated as of January 26, 1998 between Coltec, Coltec Aerospace
                   Canada Ltd., the Subsidiary Guarantors named therein, and various banks, Bankers Trust Company,
                   (as successor by merger to Bank of America Illinois), as the Documentation Agent, The Chase
                   Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Administrative Agent, and Bank of
                   Montreal, as Canadian Paying Agent, filed as Exhibit 4.23 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

   4.3(e)     --   Fifth Amendment to Credit Agreement, dated as of March 16, 1998 among Coltec, Coltec Aerospace
                   Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings Association, as Documentation Agent,
                   The Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Administrative Agent,
                   and Bank of Montreal, as Canadian Paying Agent, filed as Exhibit 4.4 to Coltec's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference.

   4.3(f)     --   Modification to Fifth Amendment to Credit Agreement, dated as of April 20, 1998, among Coltec,
                   Coltec Aerospace Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings Association, as
                   Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as
                   Administrative Agent, and Bank of Montreal, as Canadian Paying Agent, filed as Exhibit 4.6 to
                   Coltec's Registration Statement on Form S-4 (No. 333-53005) and incorporated herein by reference.

   4.3(g)     --   Sixth Amendment to Credit Agreement dated as of September 9, 1998, filed as Exhibit 4.27 to
                   Coltec's Quarterly Report on Form 10-Q for the quarter ended September 27, 1998 and incorporated herein by reference.

   4.3(h)     --   Consent and Agreement, dated as of March 31, 1998, with respect to the Credit Agreement among
                   Coltec, Coltec Aerospace Canada Ltd., the Subsidiary Guarantors named therein, the financial institutions party thereto from time to time, Bank of America National Trust and Savings
                   Association, as Documentation Agent, The Chase Manhattan Bank, as Syndication Agent, Bankers Trust
                   Company, as Administrative Agent, and Bank of Montreal, as Canadian Paying Agent, filed as
                   Exhibit 4.5 to Coltec's Registration Statement on Form S-4 (No. 333-53005) and incorporated herein by reference.

   4.3(i)*    --   Waiver dated as of November 20, 1998, with respect to the Credit Agreement among Coltec, Coltec
                   Aerospace Canada Ltd., the Subsidiary Guarantors named therein, various banks, Bank of America
                   National Trust and Savings Association, as Documentation Agent, The Chase Manhattan Bank, as
                   Syndication Agent, Bankers Trust Company, as Administrative Agent, and Bank of Montreal, as
                   Canadian Paying Agent.

   4.4        --   Amended and Restated Company Pledge Agreement dated as of March 24, 1998, made by Coltec in favor of Bankers Trust Company, as Collateral Agent, filed as Exhibit 4.7 to Coltec's Registration
                   Statement on Form S-4 (No. 333-53005) and incorporated herein by reference.

   4.5        --   Amended and Restated Company Security Agreement, dated as of March 24, 1998, made by Coltec in favor of Bankers Trust Company as Collateral Agent, filed as Exhibit 4.8 to Coltec's Registration
                   Statement on Form S-4 (No. 333-53005) and incorporated herein by reference.

   4.6        --   Amended and Restated Subsidiary Pledge Agreement, dated as of March 24, 1998, made by the
                   Subsidiary named therein in favor of Bankers Trust Company, as Collateral Agent, filed as
                   Exhibit 4.9 to Coltec's Registration Statement on Form S-4 (No. 333-53005) and incorporated herein by reference.

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
   4.7        --   Amended and Restated Subsidiary Security Agreement, dated as of March 24, 198, made by the
                   Subsidiary named therein in favor of Bankers Trust Company, as Collateral Agent, filed as
                   Exhibit 4.10 to Coltec's Registration Statement on Form S-4 (No. 333-53005) and incorporated herein by reference.

   4.8        --   Receivables Purchase Agreement dated as of September 19, 1997 between Coltec, CNC Finance LLC, and
                   Credit Lyonnais, Atlantic Asset Securitization Corp., The Industrial Bank of Japan, Limited,
                   Lloyds Bank PLC, The Sumitomo Bank, Limited, filed as Exhibit 4.24 to Coltec's Annual Report on
                   Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

   4.8(a)*    --   First Amendment to Receivables Purchase Agreement dated as of November 18, 1998, among Coltec, CNC
                   Finance LLC, Atlantic Asset Securitization Corp., Lloyds Bank PLC, Wachovia Bank, N.A. and Credit
                   Lyonnais.

   4.9        --   Receivables Transfer and Administration Agreement dated as of September 19, 1997 among Coltec, certain subsidiaries and affiliates of Coltec and Coltec North Carolina Inc, filed as
                   Exhibit 4.25 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

  4.10        --   Receivables Transfer and Administration Agreement dated as of September 19, 1997 among Coltec, certain Canadian subsidiaries and affiliates of Coltec and Coltec North Carolina Inc, filed as
                   Exhibit 4.26 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

  4.10(a)     --   First Amendment to Receivables Transfer and Administration Agreement dated as of December 15, 1997 among Coltec and Coltec North Carolina Inc, filed as Exhibit 4.28 to Coltec's Annual Report on
                   Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

  4.10(b)     --   Second Amendment to Receivables Transfer and Administration Agreement, dated as of January 26,
                   1998, made by the subsidiary named therein in favor of Bankers Trust Company as Collateral Agent, filed as Exhibit 4.26 to Coltec's Quarterly Report on Form 10-Q for the quarter ended June 28,
                   1998 and incorporated herein by reference.

  4.10(c)*    --   Third Amendment to Receivables Transfer and Administration Agreement dated as of October 23, 1998 between Coltec and Coltec North Carolina Inc.

  4.11        --   Receivables Purchase and Contribution Agreement dated as of September 19, 1997 between Coltec
                   North Carolina Inc and CNC Finance LLC., filed as Exhibit 4.27 to Coltec's Annual Report on
                   Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

  4.11(a)     --   First Amendment to Receivables Purchase and Contribution Agreement dated as of December 15, 1997 among Coltec, Coltec North Carolina Inc and CNC Finance LLC, filed as Exhibit 4.29 to Coltec's
                   Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

  4.11(b)*    --   Second Amendment to Receivables Purchase and Contribution Agreement dated as of October 23, 1998 among Coltec North Carolina Inc and CNC Finance LLC.

  4.11(c)*    --   Third Amendment to Receivables Purchase and Contribution Agreement dated as of October 23, 1998 between Coltec North Carolina and CNC Finance LLC.

  4.12        --   Indenture dated as of April 16, 1998, between Coltec and Bankers Trust Company as Trustee, relating to the 7 1/2% Senior Secured Notes, filed as Exhibit 4.1 to Coltec's Registration
                   Statement on Form S-4 (No. 333-53005) and incorporated herein by reference.

  4.13        --   Indenture dated as of April 14, 1998, between Coltec and The Bank of New York, as Trustee, relating to the 5 1/4% Convertible Preferred Securities, filed as Exhibit 4.3 on Coltec's
                   Registration Statement on Form S-3 (No. 333-52975) and incorporated herein by reference.

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
  4.14        --   Registration Rights Agreement, dated as of April 16, 1998, between Coltec and the Initial
                   Purchasers named therein, filed as Exhibit 4.3 on Coltec's Registration Statement on Form S-4
                   (No. 333-53005) and incorporated herein by reference.

  4.15        --   Form of 7 1/2% Series B Senior Secured Notes, filed as Exhibit 4.2 to Coltec's Registration
                   Statement on Form S-4 (No. 333-53005) and incorporated herein by reference.

  4.16        --   Form of 5 1/4% Convertible Preferred Security, filed as Exhibit 4.4 to Coltec's Registration
                   Statement on Form S-3 (No. 333-52975) and incorporated herein by reference.

  4.17        --   Form of 5 1/4% Convertible Junior Subordinated Interest Debenture Due 2028, filed as Exhibit 4.5 to Coltec's Registration Statement on Form S-3 (No. 333-52975) and incorporated herein by reference.

  4.18        --   Guarantee Agreement, dated as of April 14, 1998, among Coltec Industries Inc and The Bank of New
                   York, as Trustee, filed as Exhibit 4.6 to Coltec's Registration Statement on Form S-3
                   (No. 333-52975) and incorporated herein by reference.

  4.19        --   Registration Rights Agreement, dated as of April 14, 1998, among Coltec Industries Inc, Coltec
                   Capital Trust and the Initial Purchasers named therein, filed as Exhibit 4.7 to Coltec's
                   Registration Statement on Form S-3 (No. 333-52975) and incorporated herein by reference.

  4.20        --   Certificate of Trust of the Coltec Capital Trust, filed as Exhibit 4.1 to Coltec's Registration
                   Statement on Form S-3 (No. 333-52975) and incorporated herein by reference.

  4.21        --   Amended and Restated Declaration of Trust of Coltec Capital Trust dated as of April 14, 1998, among Coltec Industries Inc, as Sponsor, The Bank of New York, as Property Trustee, and The Bank
                   of New York (Delaware), as Delaware Trustee, and the individuals named therein as Administrative
                   Trusts therein, filed as Exhibit 4.2 to Coltec's Registration Statement on Form S-3
                   (No. 333-52975) and incorporated herein by reference.

  10.1        --   Family Protection Plan of Coltec filed as Exhibit 4.28 to Coltec's Quarterly Report on Form 10-Q
                   for the quarter ended September 27, 1998 and incorporated herein by reference.

  10.2        --   Form of Split Dollar Insurance Agreement dated May 8, 1997 between Coltec and certain executive officers, filed as Exhibit 10.2 to Coltec's Annual Report on Form 10-K for the year ended December
                   31, 1997 and incorporated herein by reference.

  10.3        --   Benefits Equalization Plan of Coltec effective January 1, 1976 and Amended and Restated as of
                   January 1, 1989, filed as Exhibit 10.3 to Coltec's Annual Report on Form 10-K for the year ended
                   December 31, 1997 and incorporated herein by reference.

  10.4        --   Employment Agreement between Coltec and John W. Guffey, Jr., dated July 15, 1998, filed as
                   Exhibit 10.28 to Coltec's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference.

  10.5        --   Employment Agreement between Coltec and Nishan Teshoian, dated July 15, 1998, filed as
                   Exhibit 10.29 to Coltec's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference.

  10.5(a)*    --   First Amendment dated November 1, 1998 to Employment Agreement dated July 15, 1998 between Coltec and Nishan Teshoian.

  10.6        --   Employment Agreement between Coltec and David D. Harrison, dated July 15, 1998, filed as
                   Exhibit 10.30 to Coltec's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference.

  10.7        --   Employment Agreement between Coltec and Robert J. Tubbs, dated July 15, 1998, filed as
                   Exhibit 10.31 to Coltec's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference.

  10.8        --   Employment Agreement between Coltec and Laurence H. Polsky, dated July 15, 1998, filed as
                   Exhibit 10.32 to Coltec's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998 and incorporated herein by reference.

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
  10.9        --   The Incentive Plan for Certain Employees of Coltec and its subsidiaries, filed as Exhibit 10.22 to
                   Coltec's Registration Statement on Form S-2 (No. 33-44846) and incorporated herein by reference.

  10.9(a)     --   Amendments to the Incentive Plan for Certain Employees of Coltec and its subsidiaries, filed as
                   Exhibit 10.13 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 10.10        --   1992 Stock Option and Incentive Plan of Coltec, filed as Exhibit 10.24 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

 10.10(a)     --   Amendment No. 1 to Coltec's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.15 to
                   Coltec's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 10.11        --   1994 Long-Term Incentive Plan of Coltec, filed as Exhibit 10.16 to Coltec's Annual Report on
                   Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 10.12        --   Resolutions of the Board of Directors of Coltec adopted July 13, 1995 amending Section 6(a) of
                   Coltec's 1994 Long-Term Incentive Plan, filed as Exhibit 10.17 to Coltec's Annual Report on
                   Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 10.13        --   Annual Incentive Plan For Certain Employees of Coltec and its subsidiaries, filed as
                   Exhibit 10.17 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 10.14        --   1994 Stock Option Plan for Outside Directors of Coltec, filed as Exhibit 10.18 to Coltec's Annual
                   Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 10.14(a)     --   First Amendment to Coltec's 1994 Stock Option Plan for Outside Directors, filed as Exhibit 10.5 to
                   Coltec's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 and incorporated herein by reference.

 10.14(b)     --   Second Amendment to Coltec's 1994 Stock Option Plan for Outside Directors, filed as Exhibit 10.26 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

 10.14(c)     --   Amendment No. 3 to Coltec's 1994 Stock Option Plan for Outside Directors, filed as Exhibit B to
                   Coltec's definitive proxy statement filed March 12, 1998 and incorporated herein by reference.

 10.15        --   Deferred Compensation Plan For Non-Employee Directors of Coltec, filed as Exhibit 10.20 to
                   Coltec's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 10.16        --   Resolution of the Board of Directors of Coltec adopted on May 30, 1995 establishing a change-in-control arrangement for non-employee directors, filed as Exhibit 10.21 to Coltec's
                   Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 10.17        --   1997 Restricted Stock Plan for Outside Directors of Coltec filed as Exhibit A to Coltec's definitive proxy statement filed March 26, 1997 and incorporated herein by reference.

 10.17(a)     --   Amendment No. 1 to the 1997 Restricted Stock Plan for Outside Directors of Coltec, filed as
                   Exhibit 10.20 to Coltec's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

 10.17(b)     --   Second Amendment to Coltec's 1992 Stock Option and Incentive Plan, filed as Exhibit 10.3 to
                   Coltec's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 and incorporated herein by reference.

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
 10.17(c)     --   Amendment No. 3 to Coltec's 1992 Stock Option and Incentive Plan, filed as Exhibit A to Coltec's definitive proxy statement filed March 26, 1997 and incorporated herein by reference.

 12.1*        --   Computation of Ratio of Earnings to Fixed Charges.

 21.1*        --   List of Subsidiaries of Coltec.

 23.1*        --   Consent of Arthur Andersen LLP.

 27.1*        --   Consolidated Financial Data Schedule.

------------------
  * Filed herewith