Form 10-Q
period 1999-04-04
COLTEC INDUSTRIES INC
filed 1999-05-18
CIK 201493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark one)
 (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 4, 1999

                                       or

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


     On May 4, 1999, there were outstanding 63,137,654 shares of common stock, par value $.01 per share.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              COLTEC INDUSTRIES INC
                       Consolidated Statements of Earnings
                      (in thousands, except per share data)
                                  (unaudited)

                                                                     Three Months Ended
                                                                  April 4           March 29
                                                                   1999               1998
                                                                 ---------         ---------

Net sales                                                        $ 376,232         $ 374,441

Cost of sales                                                      264,705           260,148
                                                                 ---------         ---------

Gross profit                                                       111,527           114,293

Selling and administrative                                          55,582            60,999
                                                                 ---------         ---------

Operating income                                                    55,945            53,294

Interest expense and other, net                                    (12,380)          (15,080)
                                                                 ---------         ---------
Earnings before income taxes and minority interest in net
loss of subsidiary                                                  43,565            38,214

Income taxes                                                       (14,812)          (12,993)

Minority interest in net loss of subsidiary (net of tax)            (1,300)             --
                                                                 ---------         ---------

Net earnings                                                     $  27,453         $  25,221
                                                                 =========         =========


Basic earnings per common share                                  $     .44         $     .38
                                                                 =========         =========

Weighted-average common shares                                      63,057            65,881
                                                                 =========         =========


Diluted earnings per common share                                $     .42         $     .38
                                                                 =========         =========

Diluted weighted-average common shares                              68,715            67,137
                                                                 =========         =========



See notes to consolidated financial statements.

                              COLTEC INDUSTRIES INC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                         April 4            Dec. 31
                                                           1999               1998
                                                        ----------        ----------
ASSETS
Current assets:
Cash and cash equivalents                               $   31,031        $   21,785
Accounts and notes receivable, net of
  allowance of $3,236 in 1999 and $3,109 in 1998           173,290           148,185
Inventories
     Finished goods                                         46,858            42,447
     Work in process and finished parts                    147,221           154,707
     Raw materials and supplies                             49,535            38,849
                                                        ----------        ----------
                                                           243,614           236,003
Deferred income taxes                                       24,721            20,464
Other current assets                                        13,078            15,612
                                                        ----------        ----------
     Total current assets                                  485,734           442,049

Property, plant and equipment, net                         303,980           306,642

Costs in excess of net assets acquired, net                212,477           214,647

Other assets                                               105,313            92,310
                                                        ----------        ----------

                                                        $1,107,504        $1,055,648
                                                        ==========        ==========

See notes to consolidated financial statements.

                              COLTEC INDUSTRIES INC
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                  (unaudited)

                                                                       April 4             Dec. 31
                                                                         1999                1998
                                                                     -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                    $     5,831         $     5,127
Accounts payable                                                         104,161              91,595
Accrued expenses                                                         191,053             171,084
Current portion of liabilities of
     discontinued operations                                               4,999               4,999
                                                                     -----------         -----------
         Total current liabilities                                       306,044             272,805
Long-term debt                                                           558,584             577,478
Deferred income taxes                                                    144,178             139,909
Other liabilities                                                         90,103              85,490
Liabilities of discontinued operations                                   139,476             134,995
Commitments and contingencies                                               --                  --

Company-obligated, mandatorily redeemable convertible
     preferred securities of subsidiary Coltec Capital Trust             145,799             145,293

Shareholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized,
     shares outstanding - none                                              --                  --
Common stock, $.01 par value, 100,000,000 shares authorized,
     70,583,695 shares issued at April 4, 1999 and
     December 31, 1998 (excluding 25,000,000 shares held
     by a wholly owned subsidiary)                                           706                 706
Capital surplus                                                          644,850             643,615
Retained deficit                                                        (768,409)           (795,356)
Unearned compensation                                                     (3,051)             (2,671)
Accumulated other comprehensive income (loss)                            (22,848)            (18,688)
                                                                     -----------         -----------
                                                                        (148,752)           (172,394)
Less cost of 7,526,960 shares
     of common stock in treasury at
     April 4, 1999 and December 31, 1998                                (127,928)           (127,928)
                                                                     -----------         -----------

                                                                        (276,680)           (300,322)
                                                                     -----------         -----------
                                                                     $ 1,107,504         $ 1,055,648
                                                                     ===========         ===========

See notes to consolidated financial statements

                              COLTEC INDUSTRIES INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                  Three Months Ended
                                                                                             April 4           March 29
                                                                                               1999              1998
                                                                                            ---------         ---------
Cash flows from operating activities:
     Net earnings                                                                           $  27,453         $  25,221
     Adjustments to reconcile net earnings to cash provided by operating activities:
         Depreciation and amortization                                                         12,991            12,416
         Deferred income taxes                                                                     12             6,016
         Payments of liabilities of discontinued operations                                    (1,199)           (3,261)
         Foreign currency translation adjustment                                               (4,160)           (2,405)
         Other operating items                                                                 (1,424)              880
         Changes in assets and liabilities:
            Accounts and notes receivable                                                     (25,105)          (18,969)
            Inventories                                                                        (7,611)           (9,184)
            Other current assets                                                                2,534             3,748
            Accounts payable                                                                   12,566               178
            Accrued expenses and other                                                         19,969            (4,535)
                                                                                            ---------         ---------

Cash provided by operating activities                                                          36,026            10,105
                                                                                            ---------         ---------

Cash flows from investing activities:
     Capital expenditures                                                                      (8,590)          (15,005)
     Acquisition of businesses                                                                   --             (81,312)
                                                                                            ---------         ---------

         Cash used in investing activities                                                     (8,590)          (96,317)
                                                                                            ---------         ---------

Cash flows from financing activities:
     Increase (decrease) in revolving facility, net                                           (17,500)          110,500
     Repayment of long-term debt                                                                 (690)          (14,035)
     Other                                                                                       --              (3,871)
                                                                                            ---------         ---------

         Cash provided by (used in) financing activities                                      (18,190)           92,594
                                                                                            ---------         ---------

Increase in cash and cash equivalents                                                           9,246             6,382
Cash and cash equivalents - beginning of period                                                21,785            14,693
                                                                                            ---------         ---------

Cash and cash equivalents - end of period                                                   $  31,031         $  21,075
                                                                                            =========         =========

Supplemental cash flow data:
     Cash paid for interest                                                                 $   7,586         $  12,409
     Cash paid (refunded) for income taxes                                                     (5,058)            4,990


See notes to consolidated financial statements.

                              COLTEC INDUSTRIES INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                  (unaudited)

                                                                 Three Months Ended
                                                              April 4          March 29
                                                                1999             1998
                                                              --------         --------

Net earnings                                                  $ 27,453         $ 25,221
                                                              --------         --------

Other comprehensive income/(loss), net of tax:
     Foreign currency translation adjustments                   (4,160)          (2,405)
                                                              --------         --------
         Other comprehensive income/(loss), net of tax          (4,160)          (2,405)
                                                              --------         --------

Comprehensive income                                          $ 23,293         $ 22,816
                                                              ========         ========


See notes to consolidated financial statements.

                              COLTEC INDUSTRIES INC
                   Notes to Consolidated Financial Statements
                             (dollars in thousands)
                                  (unaudited)

1.       SUMMARY OF ACCOUNTING POLICIES

         Financial Information: The unaudited consolidated financial statements included herein reflect in the opinion of management of Coltec Industries Inc (the "Company") all normal recurring adjustments necessary to present fairly the consolidated financial position and results of operations for the periods indicated. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet as of December 31, 1998 has been extracted from the audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The quarter ended April 4, 1999 had four more days in the accounting period than the quarter ended March 29, 1998.

2.       PENDING MERGER

         On November 22, 1998, the Company, The B.F.Goodrich Company ("BFGoodrich") and a wholly-owned subsidiary of BFGoodrich entered into an agreement and plan of merger. Under the terms of the merger agreement, this wholly-owned subsidiary of BFGoodrich will merge with and into the Company, with the Company as the surviving corporation in the merger. Upon completion of the merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.56 of a share of BFGoodrich common stock. The merger is expected to be accounted for as a pooling of interests. The merger agreement has been approved by the boards of directors and shareholders of both companies, and all regulatory approvals necessary to complete the merger have been obtained. Completion of the merger is subject to certain customary conditions, including, among others, the absence of any injunction or other order by any court or other governmental entity which would prohibit or prevent the merger.

         AlliedSignal, Inc. and Crane Co. have filed lawsuits in the U.S. District Court for the Northern District of Indiana seeking to block the merger and were granted a preliminary injunction to prevent the merger from occurring prior to the court's review of the lawsuits. Unless extended, the preliminary injunction will expire at midnight on July 16, 1999. The court has scheduled a hearing on the merits of the lawsuit for July 12, 1999. The Company and BFGoodrich filed an appeal with the U.S. Court of Appeals for the Seventh Circuit challenging the preliminary injunction order. The court is scheduled to hear the appeal on June 11, 1999.

         The following unaudited selected pro forma combined financial data are presented for informational purposes only. They are not necessarily indicative of the results of operations or of the financial position which would have occurred had the Merger been completed during the periods or as of the date for which the pro forma data are presented. They are also not necessarily indicative of the combined company's future results of operations or financial position. In particular, the combined company expects to realize significant operating cost savings as a result of the Merger. No adjustment has been included in the pro forma combined financial data for these anticipated operating cost savings nor for the one-time merger and consolidation costs expected to be incurred upon consummation of the Merger.

         Pro forma per share amounts for the combined company are based on the exchange ratio of 0.56 of a share of BFGoodrich common stock for each share of Company common stock.

              UNAUDITED SELECTED PRO FORMA COMBINED FINANCIAL DATA
                 (Dollars in millions, except per share amounts)

                                                                         Three Months Ended
                                                                      April 4         March 29
                                                                        1999            1998
                                                                    -----------      -----------
         Pro Forma Combined Statement of Income Data:
                Sales                                               $   1,411.8      $   1,312.1
                Income from continuing operations                          76.7             79.4
                Income from continuing operations
                  per diluted common share                                  .69              .71
                Weighted average number of common shares
                  and assumed conversion (on a fully diluted
                  basis) (millions)                                       113.3            112.6

                                                                      April 4
                                                                        1999
                                                                    -----------
         Pro Forma Combined Balance Sheet Data:
                Total assets                                        $   5,416.8
                Total shareholders' equity                              1,343.4
                Book value per common share                         $     12.25

3.       EARNINGS PER SHARE

         Basic earnings per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

         Diluted earnings per common share is computed by using the treasury stock method to determine shares related to stock options and restricted stock.

         (In thousands)                                     Three Months Ended
                                                        April 4        March 30
                                                          1999           1998
                                                        -------        --------

         Income available to common shareholders        $27,453        $25,221
         Dividends on convertible preferred
               securities, net of tax                     1,300           --
                                                        -------        -------
         Net income available to common shareholders
               plus assumed conversions                 $28,753        $25,221
                                                        =======        =======

         Basic weighted-average
               common shares                             63,057         65,881
         Stock options and restricted
               stock issued                                 541          1,256
         Convertible preferred securities                 5,117           --
                                                        -------        -------
         Diluted weighted-average common shares          68,715         67,137
                                                        =======        =======

4.       ACQUISITIONS

         In January 1998, the Company acquired certain Marine and Petroleum Mfg. Inc.'s manufacturing facilities based in Texas for approximately $17,000. The plants acquired produce flexible graphite and polytetrafluoroethylene (PTFE) fluid sealing products used in the petrochemical industry. The Company also acquired Tex-o-Lon and

         Repro-Lon for approximately $25,000. Tex-o-Lon manufactures, machines and distributes PTFE products, primarily for the semiconductor industry. Repro-Lon reprocesses PTFE compounds for the chemical and semiconductor industries. The acquisitions were accounted for as purchases; accordingly, the purchase price, which was financed through available cash resources, was allocated to the acquired assets based upon their fair market values. The $31,697 million combined excess of the purchase price over net assets is being amortized over 25 years.

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

5.       COMMITMENTS AND CONTINGENCIES

         The Company and certain of its subsidiaries are defendants in various lawsuits, including actions involving asbestos-containing products and certain environmental proceedings.

         With respect to asbestos product liability and related litigation costs, as of April 4, 1999 two subsidiaries of the Company were among a number of defendants (typically 15 to 40) in approximately 100,300 actions (including approximately 16,000 actions in advanced stages of processing) filed in various states by plaintiffs alleging injury or death as a result of exposure to asbestos fibers. During the first three months of 1999, these two subsidiaries of the Company received approximately 10,400 new actions compared to approximately 11,000 new actions received during the first three months of 1998. Through April 4, 1999, approximately 254,800 of the approximately 355,100 total actions brought have been settled or otherwise disposed.

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

         Following a decision of the Pennsylvania Supreme Court, in a case in which neither the Company or any or its subsidiaries were parties, that held insurance carriers are obligated to cover asbestos-related bodily injury actions if any injury or disease process, from first exposure through manifestation, occurred during a covered policy period (the "continuous trigger theory of coverage"), the Company settled litigation with its primary and most of its first-level excess insurance carriers, substantially on the basis of the court's ruling. The Company has negotiated a final agreement with most of its excess carriers that are in the layers of coverage immediately above its first layer. The Company is currently receiving payments pursuant to this agreement. The Company believes that, with respect to the remaining carriers, a final agreement can be achieved without litigation and on substantially the same basis that it has resolved the issues with its other carriers. Payments were made by the Company with respect to asbestos liability and related costs aggregating $16,537 and $14,901 for the first three months of 1999 and 1998, respectively, substantially all of which were covered by insurance. Settlements are generally made on a group basis with payments made to individual claimants over periods of one to four years. Related to payments not covered by insurance, the Company recorded charges to operations amounting to $2,000 for each of the first three months of 1999 and 1998.

         In accordance with the Company's internal procedures for the processing of asbestos product liability actions and due to the proximity to trial or settlement, certain outstanding actions have progressed to a stage where the Company can reasonably estimate the cost to dispose of these actions. As of April 4, 1999, the Company estimates that the aggregate remaining cost of the disposition of the settled actions for which payments remain to be made and actions in advanced stages of processing, including associated legal costs, is approximately $127,550 and the Company expects that this cost will be substantially covered by insurance.

         With respect to the 84,300 outstanding actions as of April 4, 1999, which are in preliminary procedural stages, the Company lacks sufficient information upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to estimate with reasonable certainty the potential liability or costs to the Company. The lawsuits are disposed of over a period of time ranging from one year to more than five years, with the majority being disposed of by the third year after filing. When asbestos actions are received, they are typically forwarded to local counsel to ensure that the appropriate preliminary procedural response is taken. The complaints typically do not contain sufficient information to permit a reasonable evaluation as to their merits at the time or receipt, and in jurisdictions encompassing a majority of the outstanding actions, the practice has been that little or no discovery or other action is taken until several months prior to the date set for trial. Accordingly, the Company generally does not have the information necessary to analyze the actions in sufficient detail to estimate the ultimate liability or costs to the Company, if any, until the actions appear on a trial calendar. A determination to seek dismissal, to attempt to settle or proceed to trial is typically not made prior to the receipt of such information.

         The Company believes that it will continue to receive some number of asbestos lawsuits into the foreseeable future. It is difficult, however, to predict the number of asbestos lawsuits that the Company's subsidiaries will receive or the time frame in which they will be received. The Company has noted that, with respect to recently settled actions or actions in advanced stages of processing, the mix of the injuries alleged and the mix of the occupations of the plaintiffs have been changing from those traditionally associated with the Company's asbestos-related actions. The Company is not able to determine with reasonable certainty whether this trend will continue. Based upon the foregoing, and due to the unique factors inherent in each of the actions, including the nature of the disease, the occupation of the plaintiff, the presence or absence of other possible causes of a plaintiff's illness, the availability of legal defenses, such as the statute of limitations or state of the art, the jurisdiction in which a lawsuit is filed, the pendency of tort reform and whether the lawsuit is an individual one or part of a group, management is unable to estimate with reasonable certainty the cost of disposing of outstanding actions in preliminary procedural stages or of actions that may be filed in the future. However, the Company believes that its subsidiaries are in a favorable position compared to many other defendants because, among other things, the asbestos fibers in its asbestos-containing products were encapsulated. Subsidiaries of the Company continue to distribute encapsulated asbestos-bearing product in the United States with annual sales of less than $1.5 million. All sales are accompanied by appropriate warnings. The end users of such product are sophisticated users, who utilize the product for critical applications where no known substitutes exist or have been approved.

         Insurance coverage of a small non-operating subsidiary formerly distributing asbestos-bearing products is nearly depleted. Considering the foregoing, as well as the experience of the Company's subsidiaries and other defendants in asbestos litigation, the likely sharing of judgments among multiple responsible defendants, and given the substantial amount of insurance coverage that the Company expects to be available from its solvent carriers to cover the majority of its exposure, the Company believes that pending and reasonably anticipated future actions are not likely to have a materially adverse effect on the Company's consolidated results of operations or financial condition. Although the insurance coverage which the Company has is substantial, it should be noted that insurance coverage for asbestos claims is not available to cover exposures initially occurring on and after July 1, 1984. The Company's subsidiaries continue to be named as defendants in new cases, some of which allege initial exposure after July 1, 1984.

         In addition to claims for personal injury, the Company's subsidiaries have been involved in an insignificant number of property damage claims based upon asbestos-containing materials found in schools, public facilities and private commercial buildings. Based upon proceedings to date, the overwhelming majority of these claims have been resolved without a material adverse impact on the Company. Likewise, the insignificant number of claims remaining to be resolved are not expected to have a materially adverse effect on the Company's consolidated results of operations or financial condition.

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

                                              April 4       Dec. 31
                                                1999         1998
                                             --------      --------
         Accounts and notes receivable       $102,367      $ 95,448
         Other assets                          38,500        32,577
         Accrued expenses                      98,007        93,700
         Other liabilities                     29,543        22,833

         With respect to environmental proceedings, the Company has been notified that it is among the potentially responsible parties under federal environmental laws, or similar state laws, relative to the costs of investigating and in some cases remediating contamination by hazardous materials at several sites. Such laws impose joint and several liability for the costs of investigating and remediating properties contaminated by hazardous materials. Liability for these costs can be imposed on present and former owners or operators of the properties or on parties who generated the wastes that contributed to the contamination. The Company's policy is to accrue environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often difficult to reasonably quantify future environmental-related expenditures, the Company currently estimates its future non-capital expenditures related to environmental matters to range between $26,500 and $53,900. In connection with these expenditures, the Company has accrued $31,400 at April 4, 1999, representing management's best estimate of probable non-capital environmental expenditures. These non-capital expenditures are estimated to be incurred over the next 10 to 20 years. In addition, capital expenditures aggregating $5,000 may be required during the next two years related to environmental matters. Although the

         Company is pursuing insurance recovery in connection with certain of these matters, no receivable has been recorded with respect to any potential recovery of costs in connection with any environmental matters.

6.       Supplemental Guarantor Information

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

         The following supplemental consolidating condensed financial statements present balance sheets as of April 4, 1999 and December 31, 1998 and statements of earnings and of cash flows for the three months ended April 4, 1999 and March 29, 1998. In the consolidating financial statements, Coltec Industries Inc ("Parent") accounts for its investments in wholly-owned subsidiaries using the equity method and the Subsidiary Guarantors account for their investments in Non-Subsidiary Guarantors using the equity method. Interest expense related to the indebtedness under the Company's credit agreement and its three series of senior notes is allocated to United States subsidiaries based on net sales.

                              COLTEC INDUSTRIES INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidating Condensed Statement of Earnings

                                                               Three Months Ended April 4, 1999
                                     --------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor
                                      Parent        Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                     ---------       ---------       ---------       ---------       ---------
Net sales                            $ 123,379       $ 152,168       $ 116,388       $ (15,703)      $ 376,232
Cost of sales                           91,633         102,015          86,760         (15,703)        264,705
                                     ---------       ---------       ---------       ---------       ---------
Gross profit                            31,746          50,153          29,628            --           111,527
Selling and administrative              19,516          22,287          13,779                          55,582
                                     ---------       ---------       ---------       ---------       ---------
Operating income                        12,230          27,866          15,849            --            55,945
Equity earnings of affiliates           21,468          13,250            --              --              --
Gain on divestiture                                                       --              --              --
Interest expense and other, net        (13,237)         (8,158)          9,140            (125)        (12,380)
                                     ---------       ---------       ---------       ---------       ---------
Earnings before income taxes,
  and minority interest                 20,461          32,958          24,989         (34,843)         43,565
Income taxes                             6,992         (14,919)         (6,885)           --           (14,812)
Minority interest in net loss
  of subsidiaries, net of tax             --              --            (1,300)           --            (1,300)
                                     ---------       ---------       ---------       ---------       ---------
Net earnings                         $  27,453       $  18,039       $  16,804       $ (34,843)      $  27,453
                                     =========       =========       =========       =========       =========




                  Consolidating Condensed Statement of Earnings

                                                             Three Months Ended March 29, 1998
                                     -------------------------------------------------------------------------
                                                     Guarantor     Non-Guarantor
                                       Parent      Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                     ---------       ---------       ---------      ---------       ---------
Net sales                            $ 115,099       $ 168,430       $ 102,468      $ (11,556)      $ 374,441
Cost of sales                           80,531         115,127          76,046        (11,556)        260,148
                                     ---------       ---------       ---------      ---------       ---------
Gross profit                            34,568          53,303          26,422           --           114,293
Selling and administrative              18,502          24,472          18,025                         60,999
                                     ---------       ---------       ---------      ---------       ---------
Operating income                        16,066          28,831           8,397           --            53,294
Equity earnings of
  affiliates                            20,681           7,014            --          (27,695)           --
Interest expense and other, net         (8,339)        (17,530)         11,310           (521)        (15,080)
                                     ---------       ---------       ---------      ---------       ---------

Earnings before income taxes            28,408          18,315          19,707        (28,216)         38,214
Income taxes                             3,187          (2,422)          7,384           --           (12,993)
                                     ---------       ---------       ---------      ---------       ---------
Net earnings                         $  25,221       $  15,893       $  12,323      $ (28,216)      $  25,221
                                     =========       =========       =========      =========       =========

                              COLTEC INDUSTRIES INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Consolidated Condensed Balance Sheet

                                                                           April 4, 1999
                                    -----------------------------------------------------------------------------------
                                                        Guarantor     Non-Guarantor
                                       Parent         Subsidiaries    Subsidiaries      Eliminations       Consolidated
                                    -----------       -----------      -----------       -----------       -----------
Cash and cash equivalents           $    17,868       $     3,595      $     9,568                         $    31,031
Accounts and notes receivable, net         --              15,079          158,211                             173,290
Inventory, net                           84,798            55,656          103,160                             243,614
Deferred income taxes                    13,983             8,531           (2,207)                             24,721
Other current assets                      4,003             2,447            6,628                              13,078
                                    -----------       -----------      -----------       -----------       -----------
  Total current assets                  120,652            85,308          279,774              --             485,734
Intercompany, net                      (921,970)          328,441          593,529                                --
Investments in affiliates             1,035,966           108,714            2,390       $(1,147,070)             --
Property, plant and
  equipment                             113,446           108,852           81,682                             303,980
Cost in excess of net assets
  acquired, net                          59,174           133,456           19,847                             212,477
Other assets                             54,460             3,333           47,520                             105,313
                                    -----------       -----------      -----------       -----------       -----------
  Total assets                      $   461,728       $   768,104      $ 1,024,742       $(1,147,070)      $ 1,107,504
                                    ===========       ===========      ===========       ===========       ===========
Total current liabilities           $   103,000       $    43,515      $   159,529                         $   306,044
Long term debt                          466,110               943           91,531                             558,584
Deferred income taxes                   (18,127)          141,446           20,859                             144,178
Other liabilities                        47,950             6,029           37,261       $    (1,137)           90,103
Liabilities of discontinued
  operations                            139,476              --               --                               139,476
Company-obligated, mandatorily
  redeemable convertible
  preferred securities                     --                --            145,799                             145,799
Shareholders' equity                   (276,681)          576,171          569,763        (1,145,933)         (276,680)
                                    -----------       -----------      -----------       -----------       -----------
  Total liabilities and
     shareholders' equity           $   461,728       $   768,104      $ 1,024,742       $(1,147,070)      $ 1,107,504
                                    ===========       ===========      ===========       ===========       ===========

                              COLTEC INDUSTRIES INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      Consolidating Condensed Balance Sheet

                                                                         December 31, 1998
                                    ---------------------------------------------------------------------------------
                                                                          Non-
                                                        Guarantor      Guarantor
                                       Parent         Subsidiaries    Subsidiaries     Eliminations      Consolidated
                                    -----------       -----------      -----------      -----------       -----------
Cash and cash equivalents           $     6,422       $     8,522      $     6,841                        $    21,785
Accounts and notes receivable, net         --              20,943          127,242                            148,185
Inventory, net                           88,474            56,470           91,059                            236,003
Deferred income taxes                     9,388             8,532            2,544                             20,464
Other current assets                      6,030             5,123            4,459                             15,612
                                    -----------       -----------      -----------      -----------       -----------
  Total current assets                  110,314            84,792          246,943             --             442,049
Intercompany, net                      (915,938)          324,944          590,994                               --
Investments in affiliates             1,024,416            74,489              850      $(1,099,755)             --
Property, plant and equipment           113,069           109,991           83,582                            306,642
Cost in excess of net assets
  acquired, net                          58,924           134,861           20,862                            214,647
Other assets                             46,922             2,953           42,435                             92,310
                                    -----------       -----------      -----------      -----------       -----------
  Total assets                      $   437,707       $   746,828      $   970,868      $(1,099,755)      $ 1,055,648
                                    ===========       ===========      ===========      ===========       ===========
Total current liabilities           $    89,170       $    31,605      $   152,030                        $   272,805
Long term debt                          484,107             2,096           91,275                            577,478
Deferred income taxes                   (19,731)          141,446           18,194                            139,909
Other liabilities                        49,488            12,018           28,750      $    (4,766)           85,490
Liabilities of discontinued
  operations                            134,995              --               --                              134,995
Company-obligated, mandatorily
  redeemable convertible
  preferred securities                                                     145,293                            145,293
Shareholders' equity                   (300,322)          559,663          535,326       (1,094,989)         (300,322)
                                    -----------       -----------      -----------      -----------       -----------
  Total liabilities and
     shareholders' equity           $   437,707       $   746,828      $   970,868      $(1,099,755)      $ 1,055,648
                                    ===========       ===========      ===========      ===========       ===========

                              COLTEC INDUSTRIES INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidating Condensed Statement of Cash Flows

                                                                  Three Months Ended April 4, 1999
                                                -----------------------------------------------------------------------
                                                                            Non-Guarantor
                                                 Parent       Guarantor     Subsidiaries    Eliminations   Consolidated
                                                --------       --------       --------       --------       --------
Cash from operating activities                  $ 38,226       $ (4,927)      $  2,727           --         $ 36,026
                                                --------       --------       --------       --------       --------
Cash flows from investing activities:
  Capital expenditures                            (4,020)        (3,138)        (1,432)                       (8,590)
  Cash from (to) Parent                           (4,020)         3,138          1,432                           --
                                                --------       --------       --------       --------       --------
     Cash used in investing activities            (8,590)          --             --             --           (8,590)
                                                --------       --------       --------       --------       --------
Cash flows from financing activities:
  Decrease in revolving facility, net            (17,500)          --             --                         (17,500)
  Repayment of long-term debt                       (113)          (577)                                        (690)
  Cash from (to) Parent                             (577)           577           --                             --
                                                --------       --------       --------       --------       --------
     Cash provided by financing activities       (18,190)          --             --             --           18,190
                                                --------       --------       --------       --------       --------

Increase (decrease) in cash and
  cash equivalents                               (11,446)        (4,927)         2,727                         9,246
Cash and cash equivalents--
  beginning of period                              6,422          8,522          6,841                        21,785
                                                --------       --------       --------       --------       --------
Cash and cash equivalents--
  end of period                                 $ 17,868       $  3,595       $  9,568           --         $ 31,031
                                                ========       ========       ========       --------       ========



                 Consolidating Condensed Statement of Cash Flows

                                                                            Three Months Ended March 29, 1998
                                                      --------------------------------------------------------------------------
                                                                                   Non-Guarantor
                                                        Parent        Guarantor     Subsidiaries    Eliminations    Consolidated
                                                      ---------       ---------       ---------       ---------       ---------
Cash provided by operating activities                 $     998       $   1,833       $   7,274            --         $  10,105
                                                      ---------       ---------       ---------       ---------       ---------
Cash flows from investing activities:
  Capital expenditures                                   (7,699)         (5,120)         (2,186)                        (15,005)
  Acquisition of business                               (25,000)        (17,000)        (39,312)                        (81,312)
  Cash from (to) Parent                                 (63,618)        (22,120)         41,498                            --
                                                      ---------       ---------       ---------       ---------       ---------
     Cash used in investing activities                   96,317            --              --              --           (96,317)
                                                      ---------       ---------       ---------       ---------       ---------
Cash flows from financing activities:
  Repayment of long-term debt                               (85)            (83)        (13,867)                        (14,035)
  Increase (decrease) in revolving facility, net         70,500                          40,000                         110,500
  Purchase of treasury stock                             (3,871)                                                         (3,871)
  Cash from (to) Parent                                  26,050              83         (26,133)                           --
                                                      ---------       ---------       ---------       ---------       ---------
     Cash provided by financing activities               92,594            --              --              --            92,594
                                                      ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents:
  Increase in cash and cash equivalents                  (2,725)          1,833           7,274                           6,382
  Cash and cash equivalents--
    beginning of period                                   9,912             722           4,059                          14,693
                                                      ---------       ---------       ---------       ---------       ---------
  Cash and cash equivalents--
    end of period                                     $   7,187       $   2,555       $  11,333            --         $  21,075
                                                      =========       =========       =========       ---------       =========

COLTEC INDUSTRIES INC AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On November 22, 1998, the Company, The B.F.Goodrich Company ("BFGoodrich") and a wholly-owned subsidiary of BFGoodrich entered into an agreement and plan of merger. Under the terms of the merger agreement, this wholly-owned subsidiary of BFGoodrich will merge with and into the Company, with the Company as the surviving corporation in the merger. Upon completion of the merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 0.56 of a share of BFGoodrich common stock. The merger is expected to be accounted for as a pooling of interests. The merger agreement has been approved by the boards of directors and shareholders of both companies, and all regulatory approvals necessary to complete the merger have been obtained. Completion of the merger is subject to certain customary conditions, including, among others, the absence of any injunction or other order by any court or other governmental entity which would prohibit or prevent the merger.

AlliedSignal, Inc. and Crane Co. have filed lawsuits in the U.S. District Court for the Northern District of Indiana seeking to block the merger and were granted a preliminary injunction to prevent the merger from occurring prior to the court's review of the lawsuits. Unless extended, the preliminary injunction will expire at midnight on July 16, 1999. The court has scheduled a hearing on the merits of the lawsuit for July 12, 1999. The Company and BFGoodrich have filed an appeal with the U.S. Court of Appeals for the Seventh Circuit challenging the preliminary injunction order. The appeals court is scheduled to hear the appeal June 11, 1999.

Results of Operations - First Quarter 1999 Compared to First Quarter 1998

The following table shows financial information by industry segment for the three months ended April 4, 1999 and March 29, 1998.

                                             Three Months Ended
                                        April 4             March 29
                                          1999                1998
                                       ---------           ---------
                                               (in thousands)
Sales:
     Aerospace                         $ 190,620           $ 166,158
     Industrial                          185,818             209,084
     Intersegment elimination               (206)               (801)
                                       ---------           ---------

         Total                         $ 376,232           $ 374,441
                                       =========           =========

Operating income:
     Aerospace                         $  30,524           $  26,102
     Industrial                           35,646              37,281
                                       ---------           ---------
         Total segments                   66,170              63,383
     Corporate unallocated               (10,225)            (10,089)
                                       ---------           ---------
     Operating income                  $  55,945           $  53,294
                                       =========           =========


Company Review

Net sales for the first quarter of 1999 increased slightly to $376.2 million from $374.4 million for the first quarter of 1998 primarily driven by increases in the Aerospace Segment. Gross profit decreased to $111.5 million for the first quarter 1999 from $114.3 million in first quarter 1998. The gross profit margin decreased slightly to 29.6% in first quarter 1999 from 30.5% in the first quarter 1998 as a result of slightly lower gross profit margins in the Industrial Segment. Selling and administrative expenses totaled $55.6 million, or 14.8% of sales, in first quarter 1999 compared to $61.0 million, or 16.3% of sales in first quarter 1998. Selling and administrative expenses were positively impacted by reduction of headcount of approximately 2.5% from first quarter 1998 to first quarter 1999.

Operating income increased to $55.9 million in first quarter 1999 from $53.3 million in the first quarter of 1998. Operating margin for first quarter 1999 was 14.9% compared to 14.2% for the first quarter 1997. The margin increase resulted from increased operating margin percentages in both the Aerospace and Industrial Segments primarily as a result of reduced general and administrative expenses.

Interest expense decreased to $12.4 million in the first quarter 1999 from $15.1 million for the first quarter 1998. This decrease in interest expense resulted from a decrease in outstanding debt.

The effective tax rate was 34% in the first quarter of 1999 and 1998.

As a result of the foregoing, net earnings were $27.5 million in first quarter 1999, or $0.42 per diluted share, compared to net earnings of $25.2 million, or $0.38 per diluted share, in first quarter 1998.

Segment Review - Aerospace

Sales in first quarter 1999 for the Aerospace Segment totaled $190.6 million, increasing 14.7% from $166.2 million in first quarter 1998. At Menasco, which represented more than 60% of this increase, sales increased significantly due to increased shipments of landing gear systems for Boeing's 737-700. Menasco deliveries of main landing gear systems for the Boeing 737-700 and 737 Classic increased from 69 shipsets in first quarter 1998 to 75 shipsets in first quarter 1999. AMI Seating Systems achieved higher sales due to increased volume of after-market orders. The engine components businesses also experienced higher volume sales due to increased demand for regional jet components and positive impact of new programs.

Operating income for the Aerospace Segment increased to $30.5 million in first quarter 1999 from $26.1 million in first quarter 1998. Operating margin for first quarter 1999 was 16.0% compared to 15.7% for the first quarter 1998. At Menasco, operating margin was impacted by improved manufacturing efficiencies due to higher production. Walbar also yielded improved manufacturing efficiencies as a result of its higher production levels. The increased margin was also driven by higher sales volumes and improved margins for AMI Seating Systems.

Segment Review - Industrial

Industrial sales decreased to $185.8 million in first quarter 1999 from $209.1 million in first quarter 1998. Excluding first quarter 1998 sales of $24.4 million generated by Holley Performance, which was divested in May 1998, industrial sales were relatively flat in first quarter 1999 as compared to first quarter 1998. The lack of growth in key markets including pulp and paper, chemical, refining and steel adversely affected industrial sales growth.

Operating income for the Industrial Segment decreased slightly from $37.3 million in first quarter 1998 to $35.6 million in first quarter 1999. Excluding Holley Performance, Industrial Segment operating income was $33.9 million in first quarter 1998, yielding a 5.3% increase in operating income in first quarter 1999 as compared to first quarter 1998. Reduced selling and administrative expenses resulted in operating margin percentage increase from 19.2% in first quarter 1999 from 18.3% in first quarter 1998, excluding Holley Performance.

Liquidity and Capital Resources

The Company generated $36.0 million of operating cash flows in first quarter 1999 compared with $10.1 million for first quarter 1998. The higher operating cash flows in 1999 were due to positive cash flow generated primarily by an increase in accounts payable and accrued expenses. The change in assets and liabilities generated negative cash flow of $28.8 million in first quarter 1998 compared to positive cash flow of $2.4 million in first quarter 1999.

The ratio of current assets to current liabilities at April 4, 1999 was 1.59, decreasing from 1.62 at December 31, 1998 as a result of an increase in accounts payable and accrued expenses. Cash and cash equivalents increased to $31.0 million at April 4, 1999 from $21.8 million at December 31, 1998.

In first quarter 1999 the Company invested $8.6 million in capital expenditures compared to $15.0 million during the same prior year period. Cash generated from operating activities was used for debt repayments of $18.2 million in first quarter 1999. In first quarter 1998 total debt increased by $100.6 million in order to finance business acquisitions and capital requirements.

On January 30, 1998, the Company acquired Marine and Petroleum Mfg. Inc.'s manufacturing facilities based in Texas for approximately $17.0 million. The plants acquired produce flexible graphite and PTFE fluid sealing products used in the petrochemical industry. The Company also acquired Tex-o-Lon and Repro-Lon for approximately $25.0 million. Tex-o-Lon manufactures, machines and distributes PTFE products, primarily for the semiconductor industry. Repro-Lon reprocesses PTFE compounds for the chemical and semiconductor industries. The acquisitions were accounted for as purchases; accordingly, the purchase prices, which were financed through available cash resources, were allocated to the acquired assets based upon their fair market values. The $31.7 million combined excess of the purchase price over net assets is being amortized over 25 years.

On February 2, 1998, the Company purchased the Sealing Division of Groupe Carbone Lorraine for $45.6 million. This division, with facilities in France and South Carolina, produces high-technology metallic gaskets used in the nuclear, petroleum and chemical industries. This acquisition was accounted for as a purchase and the purchase price, also financed through available cash resources, was allocated to the acquired assets based upon their fair market values. The $25.0 million excess of the purchase price over net assets is being amortized over 25 years.

Year 2000

As is the case with most other companies, the Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 date transition and is faced with the task of addressing related issues. With senior management accountability and corporate staff guidance, all operating units have completed the assessment phase with respect to information technology ("IT") systems, facilities equipment and products and are in varying stages of plan implementation to address the Company's Year 2000 issues. With regard to IT systems, facilities equipment and products, the Company is approximately 80%, 90% and 100% complete, respectively, with its total planned efforts including implementation and testing. The Company expects that its implementation and testing efforts will be substantially complete by September 1999. The Company is also evaluating whether the Year 2000 transition issues resulting from relationships with customers, suppliers and other constituents will have an impact on the Company's results of operations, financial condition or cash flows. The Company has initiated formal communication with its active suppliers to determine the extent to which the company is vulnerable to suppliers and customers who fail to address their own Year 2000 issues.

The Company estimates that total IT system expenditures (including all computer systems replaced since January 1, 1997) will approximate $35.0 million, which will be funded from operating cash flows. At April 4, 1999, approximately $30.0 million of the $35.0 million had been incurred, $25.0 million of which has been capitalized since January 1, 1997 and $5.0 million of Year 2000 costs was expensed in 1998. The remaining costs of modifying its existing software for the Year 2000 date transition should have an immaterial impact on consolidated operating results. The costs of the project and the date on which the Company plans to complete Year 2000 compliance efforts are based on management's best estimates, which were derived from assumptions of future events including the continued availability of certain resources, third parties' Year 2000 readiness and other factors. There can be no assurance that these assumptions will prove to be accurate, and actual results could differ materially from those currently anticipated.

Although the Company believes that its critical systems will be fully compliant prior to year end 1999, the Company also believes that prudent business practices call for the development of contingency plans. The Company has Year 2000 contingency plans in place. The Company will continually assess these contingency plans during 1999. Such contingency plans primarily address mitigating the impact of internal system and third party failures.

Based on the nature and diversity of the Company's business operations, a worst case scenario may be that one or more significant customers or key suppliers suffers a business disruption. Because of the Company's varied customer and supplier base it is unlikely that such an occurrence would result in a significant loss of sales for any period of time. Unless there is a disruption of power supply affecting more than one of the Company's major divisions, customers, or suppliers, the Company does not expect the Year 2000 transition to have a material adverse effect on its consolidated results of operation, financial position or cash flows. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows or adversely affect the Company's relationships with suppliers, customers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows.

Cautionary Statement Regarding Forward-Looking Statements

This Management's Discussion and Analysis contains statements which the Company believes to be "forward-looking statements" within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. For a discussion of various factors that may cause the Company's actual results to differ materially from those matters expressed in or implied by such forward-looking statements, see the Company's 1998 Annual Report on Form 10-K as well as the Company's 1999 filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Asbestos and Environmental Litigation

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

The Allied Signal Litigation

On February 26, 1999, AlliedSignal, Inc. filed a lawsuit in the U.S. District Court for the Northern District of Indiana against BFGoodrich, the Company and Menasco Aerospace Ltd., a wholly-owned subsidiary of the Company conducting the Company's landing gear business in Ontario, Canada. In its complaint, AlliedSignal alleges that the merger between BFGoodrich and the Company would violate a long-term strategic alliance agreement between AlliedSignal and the Company, dated June 30, 1995. AlliedSignal further alleges that the merger would violate U.S. antitrust laws.

In its complaint, AlliedSignal contends that the strategic alliance agreement requires the Company/Menasco and AlliedSignal, for a period of ten years, to notify the other party of any request for a bid or contract for an aircraft landing gear system, to jointly develop proposals for any bid or contract requests, and, if either party is named as a landing systems integrator, to attempt to utilize components from the other party in the system. Specifically, AlliedSignal alleges that, by their actions in connection with the proposed merger with BFGoodrich, the Company and Menasco have breached and/or anticipatorily breached provisions of the strategic alliance agreement relating to non-competition, non-assignment and proprietary information. AlliedSignal has commenced an arbitration proceeding to adjudicate its contract claim and, in its complaint, seeks preliminary injunction of the merger pending the final resolution of the arbitration.

In its antitrust claim, Allied Signal alleges that the merger between BFGoodrich and the Company will violate antitrust laws by lessening competition in the markets for landing gear structures, integrated landing gear systems and wheels and brakes and by lessening competition in innovation. AlliedSignal requests that the court permanently enjoin the merger between BFGoodrich and the Company and Menasco and permanently enjoin BFGoodrich from acquiring any direct or indirect interest in either the Company or Menasco. AlliedSignal's complaint also requests the court to award AlliedSignal costs and reasonable attorneys' fees in connection with its complaint.

On March 12, 1999, the State of Indiana filed a motion to intervene in the lawsuit filed by AlliedSignal. This motion to intervene relates only to AlliedSignal's claim that the merger between BFGoodrich and the Company violates antitrust law. The motion to intervene was denied by the court on April 8, 1999.

On March 26, 1999, Crane Co. ("Crane") filed a lawsuit in the U.S. District Court for the Northern District of Indiana against BFGoodrich and the Company seeking to prevent the merger on antitrust grounds. This lawsuit has been consolidated with the AlliedSignal lawsuit.

On April 30, 1999, the District Court issued a preliminary injunction order pursuant to which BFGoodrich and the Company are enjoined from closing the merger prior to final resolution on the merits of the AlliedSignal lawsuit. Unless extended, the order will expire at midnight on July 16, 1999. The District Court has scheduled a hearing on the merits of the lawsuit for July 12, 1999.

On May 5, 1999, BFGoodrich and the Company filed an emergency motion with the U.S. Court of Appeals for the Seventh Circuit requesting an expedited appeal of the District Court's preliminary injunction order. On May 6, 1999, the U.S. Court of Appeals for the Seventh Circuit granted the motion for expedited appeal and ordered that oral arguments on the matter be set on June 11, 1999.

The Company intends to vigorously defend the lawsuits filed by AlliedSignal and Crane; however, the lawsuits could delay or prevent the merger.

Item 6.  Exhibits and Reports on Form 8-K.


            (a) The following exhibits are filed as part of this
                report:

                Exhibit 27.1 - Consolidated Financial Data Schedule

            (b) During the quarter ended April 4, 1999, the Company
                filed the following reports on Form 8-K

                Current Report on Form 8-K filed January 21, 1999
                (Items 5 and 7)

                Current Report on Form 8-K filed February 26, 1999
                (Items 5 and 7)

                Current Report on Form 8-K filed March 4, 1999
                (Items 5 and 7)

                Current Report on Form 8-K filed March 16, 1999
                (Items 5 and 7)

                Current Report on Form 8-K filed March 26, 1999
                (Items 5 and 7)

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




Date: May 18, 1999